Form 10-Q
period 2000-03-31
PEC SOLUTIONS INC
filed 2000-05-15
CIK 1103013

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549 - 0001

                                 ---------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-30271

                               PEC SOLUTIONS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                                54-1339972
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

  12750 FAIR LAKES CIRCLE, FAIRFAX, VA                               22033
(Address of principal executive offices)                           (Zip Code)

       Registrant's telephone number, including area code: (703) 679-4900

                                 ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [ ] No [ ]

     As of May 12, 2000, 22,219,295 of the registrant's Common Stock, par value $.01 per share, were outstanding.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                               PEC SOLUTIONS, INC.
     QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2000



                                TABLE OF CONTENTS

                                                                                            PAGE

    PART I. FINANCIAL INFORMATION
    Item 1. Unaudited Financial Statements:
    Unaudited Balance Sheets -- March 31, 2000 and December 31, 1999......................... 3
    Unaudited Statements of Income -- Three months ended March
           31, 2000 and 1999................................................................. 4
    Unaudited Statements of Cash Flows  -- Three months ended March 31, 2000 and 1999......................................................................... 5
    Notes to Financial Statements............................................................ 6
    Item 2. Management's Discussion and Analysis of Financial Condition and Results of
         Operations.......................................................................... 8
      Item 3. Qualitative and Quantitative Disclosure about Market Risk......................17
    PART II. OTHER INFORMATION
    Items 1 -- 6.............................................................................18
    Signatures...............................................................................20


--------------------------------------------------------------------------------

                          PART I: FINANCIAL INFORMATION

ITEM 1: UNAUDITED FINANCIAL STATEMENTS

                               PEC SOLUTIONS, INC.
                            UNAUDITED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                                       AS OF             AS OF
                                                                                      MAR. 31,          DEC. 31,
                                                                                       2000               1999
                                                                                  --------------     --------------
                                                                                              (UNAUDITED)

                                          ASSETS

          Current assets:
               Cash and cash equivalents......................................           $11,446             $7,981
               Accounts receivable, net.......................................            12,165             13,241
               Other current assets...........................................               990                924
                                                                                         -------             ------
                    Total current assets......................................            24,601             22,146
          Property and equipment, net.........................................             1,598              1,507
          Other assets........................................................               968                747
                                                                                         -------            -------
                    Total assets..............................................           $27,167            $24,400
                                                                                         =======            =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

          Current liabilities:
               Accounts payable and accrued expenses..........................            $2,316             $2,425
               Advanced  payments on contracts................................             1,114              1,473
               Dividends payable..............................................                 -                413
               Retirement plan contribution payable...........................               248                  -
               Accrued payroll................................................             2,617              3,249
               Accrued vacation...............................................             1,171                903
               Other current liabilities......................................               490                373
                                                                                         -------             ------
                    Total current liabilities.................................             7,956              8,836
          Supplemental retirement program liability...........................               336                281
                                                                                         -------             ------
                     Total liabilities........................................             8,292              9,117
                                                                                         -------             ------

          Commitments and contingencies:

          Stockholders' equity
               Undesignated capital stock, 10,000,000 shares
                     authorized...............................................                 -                  -
               Common stock, $0.01 par value, 75,000,000 shares...............
                    authorized, 19,186,920 and 17,706,372 shares
                    issued and outstanding, respectively......................               192                177
               Additional paid-in capital.....................................             2,765                601
               Retained earnings..............................................            15,918             14,505
                                                                                         -------             ------
                   Total stockholders' equity.................................            18,875             15,283
                                                                                         -------             ------
                   Total liabilities and stockholders' equity.................           $27,167            $24,400
                                                                                         =======            =======

                       See notes to financial statements (unaudited).

--------------------------------------------------------------------------------

                               PEC SOLUTIONS, INC.
                          UNAUDITED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                  THREE MONTHS ENDED
                                                             ---------------------------
                                                             MARCH 31,         MARCH 31,
                                                               2000               1999

     Revenues........................................        $15,582           $11,813
                                                             -------           -------
     Operating costs and expenses:
          Direct costs...............................          8,903             6,989
          General and administrative expenses........          3,941             2,895
          Sales and marketing expenses...............            540               475
                                                             -------           -------
               Total operating costs and expenses....         13,384            10,359
                                                             -------           -------
     Operating income................................          2,198             1,455
     Other income, net...............................            115                47
                                                             -------           -------
     Income before income taxes......................          2,313             1,502
     Provision for income taxes......................            900               570
                                                             -------           -------
     Net income......................................         $1,413              $932
                                                             -------           -------

     Earnings per share:
          Basic......................................          $0.08             $0.05
                                                               -----             -----
          Diluted....................................          $0.06             $0.04
                                                               -----             -----
     Weighted average shares used in
       computing earnings per share:

          Basic......................................         18,257            17,156
                                                              ------            ------
          Diluted....................................         23,442            23,645


               See notes to financial statements (unaudited).

--------------------------------------------------------------------------------

                               PEC SOLUTIONS, INC.
                         UNAUDITED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                            QUARTERS ENDING
                                                                                        -------------------------
                                                                                        MARCH 31,       MARCH 31,
                                                                                           2000           1999

        Cash flows from operating activities:
             Net income...........................................................           1,413            932
             Adjustments to reconcile net income to net cash provided by operating activities:
                  Depreciation....................................................             139            179

             Changes in operating assets and liabilities:
                  Accounts receivable, net........................................           1,076            572
                  Other current assets............................................             (66)            (8)
                  Other assets....................................................             (59)          (127)
                  Accounts payable and accrued expenses...........................            (109)           113
                  Advance payments on contracts...................................            (359)           (66)
                  Retirement plan contribution payable............................             248         (1,024)
                  Accrued payroll.................................................            (632)          (588)
                  Accrued vacation................................................             268            197
                  Other current liabilities.......................................             117            359
                  Supplemental retirement program liability.......................              55             41
                                                                                            ------         ------
                      Net cash provided by operating activities...................           2,091            580
                                                                                            ------         ------
        Cash flows from investing activities:
                  Purchases of property and equipment.............................            (230)          (140)
                  Proceeds from sale of  property and equipment..........................        0              6
                                                                                            ------         ------
                      Net cash used in investing activities.......................            (230)          (134)
                                                                                            ------         ------
        Cash flows from financing activities:
                  Dividends paid..................................................            (413)          (348)
                  Proceeds from issuance of common stock..........................           2,179             38
                  Repurchases of common stock.....................................               0         (1,262)
                  Common stock offering costs.....................................            (162)             0
                  Notes payable...................................................               0            597
                                                                                            ------         ------
                        Net cash provided (used) by financing activities..........           1,604           (975)
                                                                                            ------         ------
        Net increase in cash......................................................           3,465           (529)
        Cash and cash equivalents at beginning of period..........................           7,981          5,367
        Cash and cash equivalents at end of period................................        $ 11,446         $4,838
                                                                                          ========         ======
        Income taxes paid.........................................................             171             75
                                                                                          --------         ------
        Interest paid.............................................................               0             11
                                                                                          --------         ------


                 See notes to financial statements (unaudited).

--------------------------------------------------------------------------------

                               PEC SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

1.   FINANCIAL STATEMENTS

     The accompanying unaudited financial statements have been prepared in accordance with accounting standards generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally in the United States have been omitted. In the opinion of management, all adjustments, consisting of normally recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements for the years ended December
31, 1998 and 1999 and for each of the three years in the period ended
December 31, 1999 included on Form S-1, as amended, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the operating results to be expected for the full year.

2.   INITIAL PUBLIC OFFERING

     The Company completed an initial public offering of common stock during April 2000. The Company sold 3,000,000 shares of common stock generating $25,605 in proceeds to the Company, net of offering expenses.

3.   ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following as of:


                                               MARCH 31,          DECEMBER 31,
                                                2000                 1999
                                             -----------          -----------
                                             (Dollars in thousands, unaudited)

   Billed accounts receivable                $    11,304          $    11,854
   Unbilled accounts receivable                    2,028                2,225
   Progress payments                                (973)                (645)
                                             -----------          -----------
                                                  12,358               13,434
   Allowance for doubtful accounts                  (193)                (193)
                                             -----------          -----------
   Accounts receivable, net                  $    12,165          $    13,241
                                             ===========          ===========


     Unbilled accounts receivable comprise recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients as of the Balance Sheet date. Management anticipates the collection of these amounts within 90 days of the Balance Sheet date. Payments to the Company on contracts with agencies and departments of the U.S. Government are subject to adjustment upon audit by the U.S. Government. All years subsequent to 1995 are subject to U.S. Government audit. Management believes the effect of audit adjustments, if any, on periods not yet audited, will not have a material effect on the financial statements.

--------------------------------------------------------------------------------

4.   NET INCOME PER SHARE

     Basic and diluted earnings per share for the three months ended March 31, 1999 and 2000 were determined as follows:



                                          Three Months Ended March 31, 1999
                                   ------------------------------------------
                                       Net        Shares         Per Share
                                     Income
                                   ---------    ----------     -------------

    Basic EPS                      $     932    17,155,774             $0.05
    Effect of dilutive options           ---     6,489,433             (0.01)
                                   =========    ==========     =============
    Diluted EPS                    $     932    23,645,207             $0.04
                                   =========    ==========     =============



                                          Three Months Ended March 31, 2000
                                   ------------------------------------------
                                       Net        Shares         Per Share
                                     Income
                                   ---------    ----------     -------------


    Basic EPS                      $   1,413    18,257,334             $0.08
    Effect of dilutive options           ---     5,184,255             (0.02)
                                   ---------    ----------     -------------
    Diluted EPS                    $   1,413    23,441,589             $0.06
                                   =========    ==========     =============


--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     PEC Solutions is a professional services firm specializing in high-end solutions that help government organizations capitalize on the Internet and other advanced technologies. We migrate paper-intensive procedures to web-enabled processes using eGovernment solutions that help our clients enhance their productivity and improve the services they offer to the public. As a total solutions provider, we address the full technology lifecycle, including formulating technology strategies, creating business solutions, performing long-term operational management and continuing enhancement of the solution.

     We derive substantially all of our revenues from fees for consulting services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts. During the three months ended March 31, 2000, revenues from these contract types were approximately 62%, 26% and 12%, respectively, of total revenues. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts as the services are provided. We recognize revenues on fixed-price contracts using the percentage of completion method as services are performed over the life of the contract, based on the costs we incur in relation to the total estimated costs. We recognize and make provisions for any anticipated contract losses at the time we know and can estimate them. Fixed-price contracts are attractive to clients and, while subject to increased risks, provide opportunities for increased margins. We recognize revenues on cost-reimbursable contracts as services are provided. These revenues are equal to the costs incurred in providing these services plus a proportionate amount of the fee earned. We have historically recovered all of our costs on cost-reimbursable contracts, which means we have lower risk and our margins are lower on these contracts.

     Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. Existing clients from the previous year generated approximately [96%] of our revenues in the three months ended March 31, 2000. As of March 31, 2000, we had 439 employees.

     In the three months ended March 31, 2000, we derived approximately 41% of our revenues through relationships with prime contractors, who contract directly with the end-client and subcontract with us. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

     Our most significant expense is direct costs, which consist primarily of project personnel salaries and benefits, and direct expenses incurred to complete projects. Our direct costs as a percentage of revenues are also related to the utilization rate of our consulting employees. We manage utilization by frequently monitoring project requirements and timetables. The number of consulting employees assigned to a project will vary according to the size, complexity, duration and demands of the project.

     General and administrative expenses consist primarily of costs associated with our executive management, finance and administrative groups, human resources, unassigned consulting employees, employee training, occupancy costs, depreciation and amortization, travel, and all other branch and corporate costs.

     Sales and marketing expenses include the costs of sales and marketing personnel and costs associated with marketing and bidding on future projects.

     Other income consists primarily of interest income earned on our cash, cash equivalents and marketable securities.

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

     The following table sets forth certain financial data as a percentage of revenues for the quarters indicated.



                                                                                    QUARTERS ENDED
                                                                     ---------------------------------------------
                                                                        MARCH 31, 2000         MARCH 31, 1999
                                                                                (Dollars in thousands)

STATEMENT OF INCOME:

Revenues.....................................................              $15,582                   $11,813
Direct Costs.................................................                8,903                     6,989
                                                                           -------                   -------
Gross Profit (a).............................................                6,679                     4,824
                                                                           -------                   -------
Other operating costs and expenses:
General and administrative expenses..........................                3,941                     2,895
Sales and marketing expenses.................................                  540                       475
                                                                           -------                   -------
        Total other operating costs and expenses.............                4,481                     3,370
                                                                           -------                   -------
Operating Income.............................................                2,198                     1,455
Other income, net............................................                  115                        47
                                                                           -------                   -------
Income before income taxes...................................                2,313                     1,502
Provision for income taxes...................................                  900                       570
                                                                           -------                   -------
Net income...................................................              $ 1,413                     $ 932
                                                                           =======                   =======

AS A PERCENTAGE OF REVENUES:

Revenues.....................................................                100.0%                    100.0%
Direct costs.................................................                 57.1                      59.2
                                                                           -------                   -------
Gross profit (a).............................................                 42.9                      40.8
                                                                           -------                   -------
Other operating costs and expenses:
     General and administrative expenses.....................                 25.3                      24.5
     Sales and marketing expenses............................                  3.5                       4.0
                                                                           -------                   -------
         Total other operating costs and expenses............                 28.8                      28.5
                                                                           -------                   -------
Operating income.............................................                 14.1                      12.3
Other income, net............................................                  0.8                       0.4
                                                                           -------                   -------
Income before income taxes...................................                 14.9                      12.7
Provision for income taxes...................................                  5.8                       4.8
                                                                           -------                   -------
Net income...................................................                  9.1%                      7.9%
                                                                           =======                   =======


--------------------------

(a) Gross profit represents revenues less direct costs, which consist primarily of project personnel salaries and benefits and direct expenses incurred to complete projects.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH
     THE THREE MONTHS ENDED MARCH 31, 1999

     REVENUES. Revenues increased 31.9% to $15.6 million in the three months ended March 31, 2000 from $11.8 million in the three months ended March 31, 1999. The increase in revenues primarily reflects an increase in the volume of services to existing clients.

     DIRECT COSTS. Direct costs increased 27.4% to $8.9 million in the three months ended March 31, 2000 from $7.0 in the three months ended March 31, 1999. The increase was due primarily to an increase in project personnel to 381 as of March 31, 2000 as compared to 332 as of March 31, 1999. Direct costs decreased as a percentage of revenues to 57.1%

--------------------------------------------------------------------------------
in the three months ended March 31, 2000 from 59.2% in the three months ended March 31, 1999 due to normal fluctuations in labor and other direct costs.

      GROSS PROFIT. Gross profit increased 38.5% to $6.7 million in the three months ended March 31, 2000 from $4.8 million in the three months ended March 31, 1999. Gross profit as a percentage of revenues increased to 42.9% in the three months ended March 31, 2000 from 40.8% in the three months ended March 31, 1999 as direct costs grew at a slower rate than revenues due to normal fluctuations in labor and other direct costs.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 36.1% to $3.9 million in 2000 from $2.9 million in the three months ended March 31, 1999. Facility costs increased in the quarter due to the opening of our new offices in Fairfax, Virginia. Our total general and administrative headcount increased to 58 employees as of March 31, 2000 compared to 44 employees as of March 31, 1999.

      SALES AND MARKETING. Sales and marketing expenses were $0.5 million in the three months ended March 31, 2000 an increase of 13.7% from the three months ended March 31, 1999. This increase was due to an increase in our marketing efforts.

      OPERATING INCOME. Operating income increased 51.1% to $2.2 million in the three months ended March 31, 2000 from $1.5 million in the three months ended March 31, 1999. This increase was due primarily to increased revenues and decreased costs as a percent of revenues.

     Our revenues and operating results may be subject to significant variation from quarter to quarter depending on a number of factors, including the progress of contracts, revenues earned on contracts, the number of billable days in a quarter, the timing of the pass-through of other direct costs, the commencement and completion of contracts during any particular quarter, the schedule of the government agencies for awarding contracts, the term of each contract that we have been awarded and general economic conditions. For example, revenues in the first quarter of 1999 were lower than the fourth quarter of 1998 due to two fewer billable days in the first quarter, and the inclusion in the fourth quarter's revenues of a larger than usual amount of other direct costs to be passed through to clients. Because a significant portion of our expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity as well as in the number of contracts commenced or completed during any quarter may cause significant variations in operating results from quarter to quarter.

     The federal government's fiscal year ends September 30. If a budget for the next fiscal year has not been approved by that date, our clients may have to suspend engagements that we are working on until a budget has been approved. Such suspensions may cause us to realize lower revenues in the fourth quarter of the year. Further, a change in Presidential administrations and in senior government officials may negatively affect the rate at which the federal government purchases technology.

     As a result of the factors above, period to period comparisons of our revenues and operating results may not be meaningful. You should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on our operating results and financial condition.

     LIQUIDITY AND CAPITAL RESOURCES

     We have funded our operations since inception primarily through cash generated from operations and the sale of common stock to employees. Net cash provided by operating activities was $2.1 million for the three months ended March 31, 2000. Cash provided by operating activities was primarily from net income, adjusted for working capital changes.

     Net cash used by investing activities was $0.2 million for the three months ended March 31, 2000. During the three months ended March 31, 2000, we purchased $0.2 million of property and equipment.

--------------------------------------------------------------------------------

     Net cash provided by financing activities was $1.6 million for the three months ended March 31, 2000. During the three months ended March 31, 2000, we sold $2.2 million of common stock, while paying $0.4 million in dividends. We also incurred $0.2 million for the April 2000 offering of common stock.

     Although dividends have been paid in prior years, after the April 2000 offering of common stock, we expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any further cash dividends in the foreseeable future. Under the terms of our stock option agreement and plan, we have purchased shares of stock from employees upon their termination of employment. We intend to terminate these terms and will no longer acquire shares from terminating employees following the offering.

     We believe that our current cash position is adequate for our short-term working capital and capital expenditure needs. We believe that subsequent to this offering, our cash position will be adequate for our anticipated long-term working capital and capital expenditure needs.

     We maintain a $2.7 million line of credit with Bank of America, which bears interest at the bank's prime rate and expires on April 30, 2001. We expect to renew our line of credit when it expires. As of March 31, 2000, we had no borrowings outstanding under the line of credit. We did have outstanding $1.25 million in letters of credit in lieu of rent deposits.

     Under some of our fixed-price contracts, we receive advance payments for work to be performed in future months. If we do not perform the work, the unearned portion of these advances will be returned to our clients. By the end of the first quarter of 2000, our accounts receivable turn over rate, net of advance payments on contracts, was approximately five times a year. This rate has improved over the last eight quarters, thus increasing our cash flow. At this collection rate management believes cash generated through operations will be sufficient to fund short and long-term cash needs.

YEAR 2000 COMPLIANCE

     Although we have not experienced any significant failures or problems in connection with the Year 2000 date change in either our software or the systems we have developed for our clients, our clients may still experience significant problems that may require them to divert significant resources to remediation instead of to new eGovernment solutions. This could delay our ability to generate new business and additional revenues.

     Furthermore, undiscovered Year 2000 problems may also affect software or code that we develop or third-party software products that are incorporated into the information systems solutions we create for our clients. Our clients license software directly from third parties, and we do not guarantee that the software licensed from these suppliers is Year 2000 compliant. However, if we fail to provide our clients Year 2000 compliant information systems solutions we could suffer financial loss, harm to our reputation and liability to others and could seriously harm our business, financial condition and operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended, is effective for quarters of fiscal years beginning after June 15, 2000. Currently, we do not use derivative financial instruments. As a result, we do not expect SFAS 133 to have a material impact on our results of operations or financial position.

     In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements. This bulletin became effective for the Company for the quarter ended March 31, 2000. The Company has evaluated the full impact of this bulletin to determine the impact on its financial position and results of operations. This bulletin did not have a material effect on the Company's results of operations.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. Forward-looking statements may be identified by words including "anticipate," "believe," "estimate," "expect" and similar expressions. The Company cautions readers that forward-looking statements, including without limitation, those relating

--------------------------------------------------------------------------------
to the Company's future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the Forward-Looking Statements. Factors that could cause actual results to differ from Forward-Looking Statements include the concentration of the Company's revenues from government clients, risks involved in contracting with the government, difficulties the Company may have in attracting, retaining and managing professional and administrative staff, fluctuations in quarterly results, risks related to acquisitions, risks related to competition and the Company's ability to continue to win and perform efficiently on contracts, and other risks and factors identified from time to time in the Company's reports filed with the SEC, including those identified under the section entitled "Risk Factors" in the Conpany's Registration Statement on Form S-1
(SEC File No. 333-95331) which hereby is incorporated by reference. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

RISK FACTORS

     SUBSTANTIALLY ALL OF OUR REVENUES WOULD BE THREATENED IF OUR RELATIONSHIPS WITH AGENCIES OF THE FEDERAL GOVERNMENT WERE HARMED

         Our largest clients are agencies of the federal government. If the federal government in general, or any significant government agency, uses less of our services or terminates its relationship with us, our revenues could decline substantially, and our business could be seriously harmed. During the three months ended March 31, 2000, contracts with the federal government and contracts with prime contractors of the federal government accounted for approximately 94% of our revenues. During that same period, our ten largest clients, all agencies of the federal government, generated approximately 65% of our revenues, with the top five clients accounting for 41% of our revenues. We believe that federal government contracts are likely to continue to account for a significant portion of our revenues for the foreseeable future. The volume of work that we perform for a specific client, however, is likely to vary from year to year, and a significant client in one year may not use our services as extensively, or at all, in a subsequent year.

     OUR GOVERNMENT CONTRACTS MAY BE TERMINATED PRIOR TO THEIR COMPLETION, AND IF WE DO NOT REPLACE THEM, OUR OPERATING RESULTS MAY BE HARMED

         We derive substantially all of our revenues from government contracts that typically are awarded through competitive processes and span a one year base period and one or more option years. The unexpected termination or nonrenewal of one or more of our significant contracts could result in significant revenue shortfalls. Our clients generally have the right not to exercise the option periods. In addition, our contracts typically contain provisions permitting an agency to terminate the contract on short notice, with or without cause. Following termination, if the client requires further services of the type provided in the contract, there is frequently a competitive rebidding process. We may not win any particular rebid or be able to successfully bid on new contracts to replace those that have been terminated. Even if we do win the rebid, we may experience revenue shortfalls in periods where we anticipated revenues from the contract rather than its termination and subsequent rebidding. These revenue shortfalls could harm operating results for those periods.

     OUR LACK OF LONG-TERM CONTRACTS WITH CLIENTS AND OUR RELATIVELY FIXED OPERATING EXPENSES EXPOSE US TO GREATER RISK OF INCURRING LOSSES

         Our clients retain us on an engagement-by-engagement basis, rather than under long-term contracts. We incur costs based on our expectations of future revenues. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress. These factors make it difficult for us to predict our revenues and operating results. If we fail to predict our revenues accurately, it may seriously harm our financial condition and results of operation.

--------------------------------------------------------------------------------

     A REDUCTION IN OR THE TERMINATION OF OUR SERVICES COULD LEAD TO UNDERUTILIZATION OF OUR EMPLOYEES AND COULD HARM OUR OPERATING RESULTS

         Our employee compensation expenses are relatively fixed. Therefore, if a client defers, modifies or cancels an engagement or chooses not to retain us for additional phases of a project, our operating results will be harmed unless we can rapidly redeploy our employees to other engagements in order to minimize underutilization.

     FAILING TO MAINTAIN STRONG RELATIONSHIPS WITH PRIME CONTRACTORS COULD RESULT IN A DECLINE IN OUR REVENUES

         We derived approximately 41% of our revenues during the three months ended March 31, 2000 through our relationships with prime contractors, which, in turn, have contractual relationships with end-clients. One of our prime contractors, Unisys, accounted for 24% of our revenues during the three months ended March 31, 2000. We expect to continue to depend on these relationships for a material portion of our revenues in the foreseeable future. If any of these prime contractors eliminate or reduce their engagements with us, or have their engagements eliminated or reduced by their end-clients, we will lose a source of revenues, which, if not replaced, will adversely affect our operating results.

     WE MUST RECRUIT AND RETAIN QUALIFIED PROFESSIONALS TO SUCCEED IN OUR LABOR INTENSIVE BUSINESS

         Our future success depends in large part on our ability to recruit and retain qualified professionals skilled in complex information technology services and solutions, including encryption and other security systems. Such personnel are in great demand and are likely to remain a limited resource in the foreseeable future. Competition for qualified professionals is intense. Any inability to recruit and retain a sufficient number of these professionals could hinder the growth of our business.

     WE MAY LOSE MONEY ON FIXED PRICE CONTRACTS IF WE MISCALCULATE THE RESOURCES WE NEED TO COMPLETE THE CONTRACT

         We derived approximately 26% of our revenues in the three months ended March 31, 2000 from fixed-price contracts. We anticipate a material portion of our future engagements will continue to be contracted at a fixed price. Unlike time and materials contracts, for which we are reimbursed based on our actual expenditures of resources, fixed-price contracts require us to price our contracts by predicting our expenditures in advance. If we miscalculate the resources we need to complete fixed-price engagements, our operating results could be seriously harmed because we are not compensated for the higher costs. The risk that we may miscalculate the resources we need is higher because we work with complex technologies in compressed time frames.

     WE COULD LOSE REVENUES AND CLIENTS AND EXPOSE OUR COMPANY TO LIABILITY IF WE FAIL TO MEET CLIENT EXPECTATIONS

         We create, implement and maintain technology solutions that are often critical to our clients' operations. If our technology solutions or other applications have significant defects or errors or fail to meet our clients' expectations, we may:

     -    lose revenues due to adverse client reaction;

     - be required to provide additional remediation services to a client at no charge;

     - receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain clients; and

     - suffer claims for substantial damages against us, regardless of our responsibility for the failure.

While many of our contracts limit our liability for damages that may arise from negligent acts, errors, mistakes or omissions in rendering services to our clients, we cannot be sure that these contractual provisions will protect us from

--------------------------------------------------------------------------------
liability for damages if we are sued. Furthermore, our general liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to any future claim. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, such claims could result in significant legal and other costs and may be a distraction to management.

     SECURITY BREACHES IN SENSITIVE GOVERNMENT SYSTEMS COULD RESULT IN THE LOSS OF CLIENTS AND NEGATIVE PUBLICITY

         Many of the systems we develop involve managing and protecting information involved in law enforcement and other sensitive government functions. A security breach in one of these systems could cause serious harm to our business, could result in negative publicity and could prevent us from having further access to such critically sensitive systems or other similarly sensitive areas for other governmental clients. Losses that we could incur from such a security breach could exceed the policy limits that we have for "errors and omissions" or product liability insurance.

     IF WE CANNOT OBTAIN THE NECESSARY SECURITY CLEARANCES, WE MAY NOT BE ABLE TO PERFORM CLASSIFIED WORK FOR THE GOVERNMENT AND OUR REVENUES MAY SUFFER

         Government contracts require us, and some of our employees, to maintain security clearances. If we lose or are unable to obtain security clearances, the client can terminate the contract or decide not to renew it upon its expiration. As a result, to the extent we cannot obtain the required security clearances for our employees working on a particular engagement, we may not derive the revenue anticipated from the engagement, which, if not replaced with revenue from other engagements, could seriously harm our operating results.

     WE DEPEND ON OUR SENIOR MANAGEMENT TEAM, AND THE LOSS OF ANY MEMBER MAY ADVERSELY AFFECT OUR ABILITY TO OBTAIN AND MAINTAIN CLIENTS

         We believe that our success will depend on the continued employment of our senior management team, including David Karlgaard, our Chief Executive Officer, Paul Rice, our Chief Operating Officer and Alan Harbitter, our Chief Technology Officer. We have key man life insurance policies that cover Messrs. Karlgaard and Rice up to $1 million and Mr. Harbitter up to $500,000. This dependence is particularly important to our business because personal relationships are a critical element of obtaining and maintaining client engagements. If one or more members of our senior management team was unable or unwilling to continue in their present positions, such persons would be difficult to replace and our business could be seriously harmed. Furthermore, clients or other companies seeking to develop in-house capabilities may hire away some of our key employees. Employee defections to clients or competitors would not only result in the loss of key employees but could also result in the loss of a client relationship or a new business opportunity. Any losses of client relationships could seriously harm our business.

     WE MAY NOT BE ABLE TO SUCCESSFULLY IDENTIFY, MANAGE AND INTEGRATE FUTURE ACQUISITIONS, WHICH MAY HARM OUR OPERATING RESULTS

         We may use a portion of the proceeds from this offering to acquire companies or businesses that are complementary to ours. However, we have no immediate plans or current agreements to acquire any additional companies or businesses, and we cannot assure you that we will identify appropriate acquisition candidates. If we do identify an appropriate acquisition candidate, we cannot assure you that we would be able to successfully negotiate the terms of an acquisition, finance the acquisition or integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of an acquired business could disrupt our business by diverting management away from day-to-day operations. Further, failure to successfully integrate any acquisition may cause significant operating inefficiencies and adversely affect our profitability. Consummating a merger could require us to raise additional funds through additional equity or debt financing. Additional equity financing could result in further dilution of the per share

--------------------------------------------------------------------------------
value of your stock. Additional debt financing could force us to accept contractual limitations that could harm our ability to grow.

     AUDITS OF OUR GOVERNMENT CONTRACTS MAY RESULT IN A REDUCTION IN REVENUE WE RECEIVE FROM THOSE CONTRACTS OR MAY RESULT IN CIVIL OR CRIMINAL PENALTIES THAT COULD HARM OUR REPUTATION

         Federal government agencies routinely audit government contracts. These agencies review a contractor's performance on its contract, pricing practices, cost structure and compliance with applicable laws, regulations and standards. An audit could result in a substantial adjustment to our revenues because any costs found to be improperly allocated to a specific contract will not be reimbursed, while improper costs already reimbursed must be refunded. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

     WE MAY BE LIABLE FOR PENALTIES UNDER A VARIETY OF PROCUREMENT RULES AND REGULATIONS, AND CHANGES IN GOVERNMENT REGULATIONS COULD SLOW OUR GROWTH OR REDUCE OUR PROFITABILITY

         We must comply with and are affected by federal government regulations relating to the formation, administration and performance of government contracts. These regulations affect how we do business with our clients and may impose added costs on our business. Any failure to comply with applicable laws and regulations could result in contract termination, price or fee reductions or suspension or debarment from contracting with the federal government. Further, the federal government may reform its procurement practices or adopt new contracting methods relating to the GSA schedule or other government-wide contract vehicles. If we are unable to successfully adapt to those changes, our business could be seriously harmed.

     OUR FAILURE TO ADEQUATELY PROTECT OUR CONFIDENTIAL INFORMATION AND PROPRIETARY RIGHTS MAY HARM OUR COMPETITIVE POSITION.

         While our employees execute confidentiality agreements, we cannot guarantee that this will be adequate to deter misappropriation of our confidential information. In addition, we may not be able to detect unauthorized use of our intellectual property in order to take appropriate steps to enforce our rights. If third parties infringe or misappropriate our copyrights, trademarks or other proprietary information, our competitive position could be seriously harmed. In addition, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to management. While we have applied for trademarks for PEC.com, PEC, PEC Solutions, Web-enabling Government and the related symbols and designs, we cannot assure you that these trademarks will be granted.

     RISKS RELATED TO THE EGOVERNMENT SOLUTIONS MARKET COMPETITION COULD RESULT IN PRICE REDUCTIONS, REDUCED PROFITABILITY AND LOSS OF MARKET SHARE

         Competition in the market for eGovernment solutions is intense. If we are unable to differentiate our services from those of our competitors, our revenue growth and operating margins may decline. Many of our competitors are larger and have greater financial, technical, marketing and public relations resources, larger client bases and greater brand or name recognition than us. Our larger competitors may be able to provide clients with additional benefits, including reduced prices. We may be unable to meet those prices, which may cause us to lose business and market share. Alternatively, we could decide to meet the lower prices, which could harm our profitability. If we fail to compete successfully, our business could be seriously harmed.

         Our current competitors include, and may in the future include, the following:

--------------------------------------------------------------------------------

     - information technology services providers and large government contractors such as American Management Systems, Andersen Consulting, Booz-Allen & Hamilton, Computer Sciences Corporation, Electronic Data Systems, KPMG, PricewaterhouseCoopers, Science Applications International Corporation and Unisys; and

     -    Internet professional services providers.

         Current and potential competitors also have established or may establish cooperative relationships among themselves or with third parties to increase their ability to address client needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, some of our competitors may develop services that are superior to, or have greater market acceptance than, the services that we offer.

     OUR BUSINESS WILL BE HARMED IF GOVERNMENT AGENCIES ARE UNWILLING TO REPLACE OR SUPPLEMENT EXPENSIVE LEGACY SYSTEMS.

         Government agencies have spent substantial resources over an extended period of time to develop computer systems and to train their personnel to use them. These agencies may be reluctant to abandon or supplement these legacy systems with Internet and other advanced technology systems because of the cost of developing them or the additional cost of re-training their personnel. Such reluctance would make it more difficult to acquire new engagements which would harm our business prospects.

     OUR GROWTH WILL BE HARMED IF A VIABLE MARKET FOR EGOVERNMENT SERVICES IS NOT SUSTAINED

         We cannot be certain that a viable government market for Internet and other advanced technology services will be sustainable. If this market is not sustained and we are unable to refocus our services on the private sector market or other in-demand technologies, our growth would be negatively affected.

         Although government agencies have recently increased focus on and funding for technology initiatives, we cannot be certain that these initiatives will continue in the future. Budget cutbacks or political changes could result in a change of focus or reductions in funding for technology initiatives, which, in turn, could seriously harm our revenues.

     UNDISCOVERED YEAR 2000 PROBLEMS COULD NEGATIVELY AFFECT OUR CLIENTS' SYSTEMS, WHICH COULD HARM OUR REVENUES AND OUR REPUTATION

         Although we have not experienced any significant failures or problems in connection with the Year 2000 date change in either our software or the systems we have developed for our clients, our clients may still experience significant problems that may require them to divert significant resources to remediation instead of to eGovernment solutions. This could delay our ability to generate new business and additional revenues.

         Furthermore, undiscovered Year 2000 problems may also affect software or code that we develop or third-party software products that are incorporated into the information systems solutions we create for our clients. Our clients license software directly from third parties, and we do not guarantee that the software licensed from these suppliers is Year 2000 compliant. However, any failure on our part to provide Year 2000 compliant information systems solutions to our clients could result in financial loss, harm to our reputation and liability to others and could seriously harm our business, financial condition and operating results.

--------------------------------------------------------------------------------

     RISKS RELATED TO THE OWNERSHIP OF OUR COMMON STOCK OUR QUARTERLY REVENUES AND OPERATING RESULTS COULD BE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE

         Our quarterly revenues and operating results may fluctuate significantly in the future. In particular, if the Federal government does not adopt a budget for its fiscal year beginning on October 1, Federal agencies may be forced to suspend our contracts due to a lack of funding. Consequently, we may realize lower revenues in the quarter ending December 31. Further, the rate at which the Federal government procures technology may be negatively affected following changes in Presidential administrations and in senior government officials. As a result, our operating results could be volatile and difficult to predict and period-to-period comparisons of our operating results may not be a good indication of our future performance.

         A significant portion of our operating expenses, such as personnel and facilities costs, are fixed in the short term. Therefore, any failure to generate revenues according to our expectations in a particular quarter could result in reduced income in the quarter. In addition, our quarterly operating results may not meet the expectations of securities analysts or investors, which in turn may have an adverse effect on the market price of our common stock.

     WE HAVE VARIOUS MECHANISMS IN PLACE THAT MAY PREVENT A CHANGE IN CONTROL THAT STOCKHOLDERS MAY CONSIDER FAVORABLE

         Our certificate of incorporation and bylaws may discourage, delay or prevent a change in control of PEC Solutions that stockholders may consider favorable. Our certificate of incorporation and bylaws:

               - authorize the issuance of blank check capital stock that could be issued by our board of directors to thwart a takeover attempt;
               - classify the board of directors into staggered, three-year terms, which may lengthen the time required to gain control of our board of directors;
               - prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of the stock to elect some directors;
               - require super-majority voting to effect amendments to provisions of our bylaws concerning the number of directors;
               -    limit who may call special meetings of stockholders;
               - prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders;
               - establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
               - require that vacancies on the board of directors, including newly-created directorships, be filled only by a majority vote of directors then in office.

         In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting PEC Solutions from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder. See "Description of Our Capital Stock--Anti-Takeover Effects of Our Certificate of Incorporation and Bylaws and Delaware General Corporation Law."

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

    None

--------------------------------------------------------------------------------

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Between January 1, 2000 and March 31, 2000, we sold an aggregate of 1,480,548 shares of common stock at purchase prices ranging from $0.78 to $3.05 per share, for an aggregate consideration of $1,800,466 upon exercise of stock options granted under our stock option agreement and our nonqualified stock option plan.

     In April 2000, we commenced and completed a firm commitment underwritten initial public offering of 3,000,000 shares of our common stock at a price of $9.50 per share. The shares were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-1 (No. 333-95331), which was declared effective on April 19, 2000. The public offering was underwritten by a syndicate of underwriters led by Donaldson, Lufkin & Jenrette Securities Corporation; Chase Securities Inc.; Legg Mason Wood Walker, Incorporated; and DLJDIRECT Inc. as their representatives. After deducting underwriting discounts and commissions of approximately $2 million and expenses of approximately $1 million, we received net proceeds of $25.6 million.

     The primary purposes of this offering were to create a public market for our common stock, to improve the incentive mechanism for our professionals through stock options, to obtain additional equity capital and to facilitate future access to public markets. We expect to use the net proceeds from this offering for general corporate purposes, including working capital. Management will have broad discretion in the allocation of the net proceeds. We may also use a portion of the net proceeds to acquire businesses that are complementary to ours. We have no current plans, agreements or commitments for, and are not currently engaged in any negotiations with respect to, any such transaction. Pending their use, the proceeds of this offering have been invested in short-term, investment grade, interest-bearing securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     On January 25, 2000, holders of 15,815,868 shares of our common stock, a majority of our outstanding stock, approved, by written consent in lieu of a meeting, in accordance with Section 228 of the Delaware General Corporation Law, the adoption of the PEC SOLUTIONS 2000 STOCK INCENTIVE PLAN.

ITEM 5. OTHER INFORMATION

    None

--------------------------------------------------------------------------------

ITEM 6 (A) EXHIBITS




     EXHIBIT
     NUMBER         EXHIBIT DESCRIPTION
     -------        -------------------
     3.1            Certificate of Incorporation

     3.2            By-Laws

     10.1           Office Lease Agreement between Building IV
                    Associates L.P. and the Registrant

     10.2           Amendment No. 1 to Office Lease Agreement between
                    Building IV Associates L.P. and the Registrant

     10.3           Office Lease Agreement between Building V
                    Associates L.P. and the Registrant

     10.4           Employment Agreement between the Registrant and
                    David C. Karlgaard, dated January 1, 2000

     10.5           Employment Agreement between the Registrant and
                    Paul G. Rice, dated January 1, 2000

     10.6           Employment Agreement between the Registrant and
                    Alan H. Harbitter, dated January 1, 2000

     10.7           Employment Agreement between the Registrant and
                    Stuart R. Lloyd, dated January 1, 2000

     10.8           2000 Stock Incentive Plan

     10.9           1995 Nonqualified Stock Option

     10.10          1987 Stock Option Agreement, as amended

     10.11          Nonqualified Executive Supplemental Retirement
                    Program Agreement dated December 1998

     10.12          2000 Employee Stock Option Plan

     10.13          Amended and Restated Loan Agreement between the
                    Registrant and NationsBank, N.A.

     27*            Financial Data Schedule


*   Filed herewith

All other exhibits incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-41517.

     (b) Reports on Form 8-K

     None.

--------------------------------------------------------------------------------

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                         BY:            /s/ STUART R. LLOYD
                            -----------------------------------------------
                                                Stuart R. Lloyd
                            CHIEF FINANCIAL OFFICER, SENIOR VICE PRESIDENT AND
                           DIRECTOR (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

May [ ], 2000

--------------------------------------------------------------------------------