Form 10-Q
period 2000-06-30
PEC SOLUTIONS INC
filed 2000-08-04
CIK 1103013

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549 - 0001

                                 ---------------

                                    Form 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED JUNE 30, 2000

                                       Or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 4, 2000, 22,270,020 of the registrant's Common Stock, par value $.01 per share, were outstanding.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                               PEC SOLUTIONS, INC.
     QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2000

                                TABLE OF CONTENTS


                                                                                            PAGE
    PART I. FINANCIAL INFORMATION
    Item 1. Unaudited Financial Statements:
    Unaudited Balance Sheets -- June 30, 2000 and December 31, 1999......................... 3
    Unaudited Statements of Income -- Three months ended June
           30, 2000 and 1999................................................................ 4
    Unaudited Statements of Income -- Six months ended June 30, 2000 and 1999............... 5
    Unaudited Statements of Cash Flows  -- Six months ended June 30, 2000 and 1999........................................................................ 6
    Notes to Financial Statements........................................................... 7
    Item 2. Management's Discussion and Analysis of Financial Condition and Results of
         Operations......................................................................... 9
      Item 3. Qualitative and Quantitative Disclosure about Market Risk.................... 17
    PART II. OTHER INFORMATION
    Items 1 -- 6........................................................................... 18
    Signatures............................................................................. 20


--------------------------------------------------------------------------------

                          PART I: FINANCIAL INFORMATION

Item 1: Unaudited Financial Statements

                               PEC SOLUTIONS, INC.
                            UNAUDITED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                          AS OF       AS OF
                                                         JUNE 30,    DEC. 31,
                                                          2000         1999
                                                        ----------  ----------
                                                              (UNAUDITED)

                                     ASSETS
 Current assets:
      Cash and cash equivalents .......................   $30,774   $ 7,981
      Short-term investments ..........................     7,580      --
      Accounts receivable, net ........................    11,828    13,241
      Other current assets ............................     1,977       924
                                                          -------   -------
           Total current assets .......................    52,159    22,146
 Property and equipment, net ..........................     2,034     1,507
 Other assets .........................................     1,017       747
                                                          -------   -------
           Total assets ...............................   $55,210   $24,400
                                                          =======   =======

             LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
      Accounts payable and accrued expenses ...........   $ 2,250   $ 2,425
      Advanced  payments on contracts .................       955     1,473
      Dividends payable ...............................      --         413
      Retirement plan contribution payable ............       502      --
      Accrued payroll .................................     2,803     3,249
      Accrued vacation ................................     1,240       903
      Other current liabilities .......................       421       373
                                                          -------   -------
           Total current liabilities ..................     8,171     8,836
Long-term liabilities:
      Supplemental retirement program liability .......       391       281
      Deferred rent payable ...........................       215      --
                                                          =======   =======
           Total long-term liabilities ................       606       281
                                                          =======   =======
           Total liabilities ..........................     8,777     9,117
                                                          -------   -------

 Commitments and contingencies:

 Stockholders' equity
      Undesignated capital stock, 10,000,000 shares
            authorized ................................      --        --
      Common stock, $0.01 par value, 75,000,000 shares
           authorized, 22,252,620 and 17,706,372 shares
           issued and outstanding, respectively .......       223       177
      Additional paid-in capital ......................    28,548       601
      Retained earnings ...............................    17,662    14,505
                                                          -------   -------
          Total stockholders' equity ..................    46,433    15,283
                                                          -------   -------
          Total liabilities and stockholders' equity ..   $55,210   $24,400
                                                          =======   =======


                       See notes to financial statements (unaudited).

--------------------------------------------------------------------------------

                               PEC SOLUTIONS, INC.
                         UNAUDITED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                              ------------------    ----------------
                                                JUNE 30,  JUNE 30, JUNE 30,  JUNE 30,
                                                 2000      1999     2000       1999
Revenues ...................................   $16,614   $13,386   $32,196   $25,199
                                               -------   -------   -------   -------
Operating costs and expenses:
     Direct costs ..........................     9,027     7,462    17,930    14,451
     General and administrative expenses ...     4,640     3,143     8,581     6,038
     Sales and marketing expenses ..........       594       432     1,134       907
                                               -------   -------   -------   -------
          Total operating costs and expenses    14,261    11,037    27,645    21,396
                                               -------   -------   -------   -------
Operating income ...........................     2,353     2,349     4,551     3,804
Other income, net ..........................       473        31       588        78
                                               -------   -------   -------   -------
Income before income taxes .................     2,826     2,380     5,139     3,882
Provision for income taxes .................     1,082       905     1,982     1,475
                                               -------   -------   -------   -------
Net income .................................   $ 1,744   $ 1,475   $ 3,157   $ 2,407
                                               -------   -------   -------   -------
Earnings per share:
     Basic .................................   $  0.08   $  0.09   $  0.16   $  0.14
                                               -------   -------   -------   -------
     Diluted ...............................   $  0.07   $  0.07   $  0.14   $  0.12
                                               -------   -------   -------   -------
Weighted average shares used in
  computing earnings per share:

     Basic .................................    21,583    16,979    19,916    17,066
                                               -------   -------   -------   -------
     Diluted ...............................    24,879    19,907    23,346    19,901
                                               -------   -------   -------   -------


               See notes to financial statements (unaudited).

                               PEC SOLUTIONS, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                  SIX MONTHS ENDING
                                                                            -------------------------
                                                                                 JUNE 30,    JUNE 30,
                                                                                  2000        1999

        Cash flows from operating activities:
             Net income .....................................................   $  3,157    $  2,407
             Adjustments to reconcile net income to net cash provided by operating activities:
                  Depreciation ..............................................        329         358
                  Deferred rent .............................................        215        --
             Changes in operating assets and liabilities:
                  Accounts receivable, net ..................................      1,413         164
                  Other current assets ......................................     (1,053)       (463)
                  Other assets ..............................................       (270)       (168)
                  Accounts payable and accrued expenses .....................       (175)       (210)
                  Advance payments on contracts .............................       (518)        125
                  Retirement plan contribution payable ......................        502        (899)
                  Accrued payroll ...........................................       (446)       (163)
                  Accrued vacation ..........................................        337         226
                  Other current liabilities .................................        532         113
                  Supplemental retirement program liability .................        110          81
                                                                                --------    --------
                      Net cash provided by operating activities .............      4,133       1,571
                                                                                --------    --------
        Cash flows from investing activities:
                  Purchases of property and equipment .......................       (856)       (351)
                  Proceeds from sale of  property and equipment .............       --             6
                  Purchases of short-term investments .......................     (7,580)       --
                                                                                --------    --------
                      Net cash used by investing activities .................     (8,436)       (345)
                                                                                --------    --------
        Cash flows from financing activities:
                  Dividends paid ............................................       (413)       (348)
                  Proceeds from issuance of common stock ....................     28,387          58
                  Repurchases of common stock ...............................       --        (1,262)
                  Common stock offering costs ...............................       (878)       --
                  Notes payable .............................................       --           398
                                                                                --------    --------
                        Net cash provided (used) by financing activities ....     27,096      (1,154)
                                                                                --------    --------
        Net increase in cash ................................................     22,793          72
        Cash and cash equivalents at beginning of period ....................      7,981       5,367
                                                                                --------    --------
        Cash and cash equivalents at end of period ..........................   $ 30,774    $  5,439
                                                                                ========    ========
        Income taxes paid ...................................................   $  2,227    $  1,794
                                                                                --------    --------
        Interest paid .......................................................   $   --      $     25
                                                                                --------    --------


                 See notes to financial statements (unaudited).

--------------------------------------------------------------------------------

                               PEC SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

1.   Financial Statements

     The accompanying unaudited financial statements have been prepared in accordance with accounting standards generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally in the United States have been omitted. In the opinion of management, all adjustments, consisting of normally recurring accruals, considered necessary for a fair presentation have been included. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements for the years ended December
31, 1998 and 1999 and for each of the three years in the period ended
December 31, 1999 included on Form S-1, as amended, as filed with the Securities and Exchange Commission. The results of operations for the three months and six months ended June 30, 2000, are not necessarily indicative of the operating results to be expected for the full year.

2.   Initial Public Offering

     The Company completed an initial public offering of common stock during April 2000. The Company sold 3,000,000 shares of common stock generating $25,605 in proceeds to the Company, net of offering expenses.

3.   Accounts Receivable

     Accounts receivable consist of the following as of:


                                               JUNE 30,          DECEMBER 31,
                                                2000                 1999
                                             -----------          -----------
                                             (Dollars in thousands, unaudited)
   Billed accounts receivable                $    11,153          $    11,854
   Unbilled accounts receivable                    1,436                2,225
   Progress payments                                (583)                (645)
                                             -----------          -----------
                                                  12,006               13,434
   Allowance for doubtful accounts                  (178)                (193)
                                             -----------          -----------
   Accounts receivable, net                  $    11,828          $    13,241
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

--------------------------------------------------------------------------------

4.   Net Income Per Share

     Basic and diluted earnings per share for the three months and six months ended June 30, 1999 and 2000 were determined as follows:



                                 Three Months Ended June 30, 1999    Six Months Ended June 30, 1999
                                 --------------------------------    ------------------------------
                                 Net        Shares     Per Share      Net        Shares    Per Share
                               Income                                Income
                             ----------   ----------   ---------  ----------   ----------  ---------
Basic EPS ................   $    1,475   16,978,573   $   0.09   $    2,407   17,066,086   $   0.14
Effect of dilutive options         --      2,928,399      (0.02)      --        2,834,880      (0.02)
                             ----------   ----------   --------   ----------   ----------   --------
Diluted EPS ..............   $    1,475   19,906,972   $   0.07   $    2,407   19,900,966   $   0.12
                             ==========   ==========   ========   ==========   ==========   ========



                                 Three Months Ended June 30, 2000    Six Months Ended June 30, 2000
                                 --------------------------------    ------------------------------
                                 Net        Shares     Per Share      Net        Shares    Per Share
                               Income                               Income
                             ----------   ----------   ---------  ----------   ----------  ---------
Basic EPS ................   $    1,744   21,583,476   $   0.08   $    3,157   19,916,353   $   0.16
Effect of dilutive options         --      3,295,376      (0.01)        --      3,429,728      (0.02)
                             ----------   ----------   ---------  ----------   ----------  ---------
Diluted EPS ..............   $    1,744   24,878,852   $   0.07   $    3,157   23,346,081   $   0.14
                             ==========   ==========   ========   ==========   ==========   ========


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

     We derive substantially all of our revenues from fees for consulting services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts. During the three months and six months ended June 30, 2000, revenues from these contract types were approximately 67%, 21% and 12%, and 65%, 23% and 12%, respectively, of total revenues. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts as the services are provided. We recognize revenues on fixed-price contracts using the percentage of completion method as services are performed over the life of the contract, based on the costs we incur in relation to the total estimated costs. We recognize and make provisions for any anticipated contract losses at the time we know and can estimate them. Fixed-price contracts are attractive to clients and, while subject to increased risks, provide opportunities for increased margins. We recognize revenues on cost-reimbursable contracts as services are provided. These revenues are equal to the costs incurred in providing these services plus a proportionate amount of the fee earned. We have historically recovered all of our costs on cost-reimbursable contracts, which means we have lower risk and our margins are lower on these contracts.

     Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. Existing clients from the previous year generated approximately 93% and 95% of our revenues in the three months and six months ended June 30, 2000, respectively. As of June 30, 2000, we had 477 employees.

     In the three months and six months ended June 30, 2000, we derived approximately 41% of our revenues through relationships with prime contractors, who contract directly with the end-client and subcontract with us. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

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

--------------------------------------------------------------------------------

Results of Operations

     The following table sets forth certain financial data as a percentage of revenues for the periods indicated.


                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        ---------------------------------------------------------------
                                                        JUNE 30, 2000   JUNE 30, 1999    JUNE 30, 2000    JUNE 30, 1999
                                                                             (Dollars in thousands)
Statement of Income:
Revenues.............................................       $16,614          $13,386         $32,196         $25,199
Direct costs.........................................         9,027            7,462          17,930          14,451
                                                            -------          -------         -------         -------
Gross profit (a).....................................         7,587            5,924          14,266          10,748
                                                            -------          -------         -------         -------
Other operating costs and expenses:
General and administrative expenses..................         4,640            3,143           8,581           6,038
Sales and marketing expenses.........................           594              432           1,134             907
                                                            -------          -------         -------         -------
        Total other operating costs and expenses.....         5,234            3,575           9,715           6,945
                                                            -------          -------         -------         -------
Operating income.....................................         2,353            2,349           4,551           3,804
Other income, net....................................           473               31             588              78
                                                            -------          -------         -------         -------
Income before income taxes............................        2,826            2,380           5,139           3,882
Provision for income taxes............................        1,082              905           1,982           1,475
                                                            -------          -------         -------         -------
Net income............................................      $ 1,744          $ 1,475         $ 3,157         $ 2,407
                                                            =======          =======         =======         =======

As a Percentage of Revenues:

Revenues...............................................       100.0%           100.0%          100.0%          100.0%
Direct costs...........................................        54.3             55.7            55.7            57.3
                                                            -------          -------         -------         -------
Gross profit (a).......................................        45.7             44.3            44.3            42.7
                                                            -------          -------         -------         -------
Other operating costs and expenses:
     General and administrative expenses...............        27.9             23.5            26.7            24.0
     Sales and marketing expenses......................         3.6              3.2             3.5             3.6
                                                            -------          -------         -------         -------
         Total other operating costs and expenses......        31.5             26.7            30.2            27.6
                                                            -------          -------         -------         -------
Operating income.......................................        14.2             17.6            14.1            15.1
Other income, net......................................         2.8              0.2             1.8              .3
                                                            -------          -------         -------         -------
Income before income taxes.............................        17.0             17.8            15.9            15.4
Provision for income taxes.............................         6.5              6.8             6.1             5.8
                                                            -------          -------         -------         -------
Net income.............................................        10.5%            11.0%            9.8%            9.6%
                                                            =======          =======         =======         =======


--------------------------

(a) Gross profit represents revenues less direct costs, which consist primarily of project personnel salaries and benefits and direct expenses incurred to complete projects.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH
     THE THREE MONTHS ENDED JUNE 30, 1999

     REVENUES. For the three months ended June 30, 2000, the Company's total revenues increased by 24.1%, or $3.2 million over the same period last year. The increase in revenues primarily reflects an increase in the volume of services to existing clients.


--------------------------------------------------------------------------------

     DIRECT COSTS. For the three months ended June 30, 2000, direct costs increased by 21.0%, or $1.6 million, over the same period last year. The increase was due primarily to an increase in project personnel to 408 as of June 30, 2000 as compared to 358 as of June 30, 1999. Direct costs decreased as a percentage of revenues for the period ended June 30, 2000, to 54.3% due to normal fluctuations in labor and other direct costs.

     GROSS PROFIT. Gross profit increased by 28.1% to $7.6 million in the three months ended June 30, 2000 from $5.9 million in the three months ended June 30, 1999. Gross profit as a percentage of revenues increased to 45.7% in the three months ended June 30, 2000 from 44.3% in the three months ended June 30,1999, as direct costs grew at a slower rate than revenues due to normal fluctuations in labor and other direct costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 47.6% to $4.6 million in the three months ended June 30, 2000 from $3.1 million in the three months ended June 30, 1999. Facility costs increased in the current quarter due to the opening of the second phase of our new offices in Fairfax, Virginia. Our total general and administrative headcount increased to 69 employees as of June 30, 2000 compared to 42 employees as of June 30, 1999, consistent with the Company's plans.

     SALES AND MARKETING. Sales and marketing expenses increased 37.5% to $0.6 million in the three months ended June 30, 2000 from $0.4 million in the three months ended June 30, 1999. This increase was due to an increase in our marketing efforts.

     OPERATING INCOME. Operating income remained constant compared to the three months ended June 30, 1999. This was due primarily to increased revenues and increased costs during the period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH
     THE SIX MONTHS ENDED JUNE 30, 1999

     REVENUES. For the six months ended June 30, 2000, the Company's total revenues increased by 27.8%, or $7.0 million, over the same period last year. The increase in revenues primarily reflects an increase in the volume of services to existing clients.

     DIRECT COSTS. For the six months ended June 30, 2000, direct costs increased by 24.1%,or $3.5 million, over the same period last year. The increase was due primarily to an increase in project personnel to 408 as of June 30, 2000 as compared to 358 as of June 30, 1999. Direct costs decreased as a percentage of revenues to 55.7% due to normal fluctuations in labor and other direct costs.


--------------------------------------------------------------------------------

     GROSS PROFIT. Gross profit increased by 32.7% to $14.3 million in the six months ended June 30, 2000 from $10.7 million in the six months ended June 30, 1999. Gross profit as a percentage of revenues increased to 44.3% in the six months ended June 30, 2000 from 42.7% in the six months ended June 30, 1999, as direct costs grew at a slower rate than revenues due to normal fluctuations in labor and other direct costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 42.1% to $8.6 million in the six months ended June 30, 2000 from $6.0 million in the six months ended June 30, 1999. Facility costs increased in the six months ended June 30, 2000 due to the opening of both phases I & II of our new offices in Fairfax, Virginia. Our total general and administrative headcount increased to 69 employees as of June 30, 2000 compared to 42 employees as of June 30, 1999, consistent with the Company's plans.

     SALES AND MARKETING. Sales and marketing expenses increased 25.0% to $1.1 million in the six months ended June 30, 2000 from $0.9 million for the six months ended June 30, 1999. This increase was due to an increase in our marketing efforts.

     OPERATING INCOME. Operating income increased 19.6% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. This increase was due primarily to increased revenues during the period.


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

     Liquidity and Capital Resources

     We have funded our operations since inception primarily through cash generated from operations and the sale of common stock to employees. Net cash provided by operating activities was $4.1 million for the six months ended June 30, 2000. Cash provided by operating activities was primarily from net income, adjusted for working capital changes.

     Net cash used by investing activities was $8.4 million for the six months ended June 30, 2000. During the six months ended June 30, 2000, we purchased $0.9 million of property and equipment and $7.6 million of short-term investments.


--------------------------------------------------------------------------------

     Net cash provided by financing activities was $27.1 million for the six months ended June 30, 2000. During the six months ended June 30, 2000, we sold $28.4 million of common stock. We incurred $0.9 million of costs associated with the April 2000 offering of common stock in the six months ended June 30, 2000

     Although dividends have been paid in prior years, including $0.4 million in six months ended June 30, 2000, which were accrued at December 31, 1999, we expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any further cash dividends in the foreseeable future. Under the terms of our stock option agreement and plan, we have purchased shares of stock from employees upon their termination of employment. We have terminated these terms and will no longer acquire shares from terminating employees.

     We believe that our current cash position is adequate for our short-term and long-term working capital and capital expenditure needs.


     We maintain a $2.7 million line of credit with Bank of America, which bears interest at the bank's prime rate and expires on April 30, 2001. We expect to renew our line of credit when it expires. As of June 30, 2000, we had no borrowings outstanding under the line of credit. We did have outstanding $1.29 million in letters of credit in lieu of rent deposits.

     Under some of our fixed-price contracts, we receive advance payments for work to be performed in future months. If we do not perform the work, the unearned portion of these advances will be returned to our clients. By the end of the second quarter of 2000, our accounts receivable turn over rate, net of advance payments on contracts, was approximately five times a year. This rate has improved over the last eight quarters, thus increasing our cash flow. At this collection rate management believes cash generated through operations will be sufficient to fund short and long-term cash needs.

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

Recent Accounting Pronouncements

     Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) was issued on December 3, 1999. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101, as amended, delays the implementation date until no later than the fourth quarter of fiscal year 2000. The Company does not believe that the implementation of SAB 101 will have any impact on its operation results.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter ended June 30, 2000, we sold an aggregate of 65,700 shares of common stock at purchase prices ranging from $0.78 to $1.68 per share, for an aggregate consideration of $80,133 upon exercise of stock options granted under our stock option agreement and our nonqualified stock option plan. For the six months ended June 30, 2000, we sold an aggregate of 1,541,248 shares of common stock at purchase prices ranging from $0.78 to $3.05 per share, for an aggregate consideration of $1,880,559 upon exercise of stock options granted under our stock option agreement and our nonqualified stock option plan.

     In April 2000, we commenced and completed a firm commitment underwritten initial public offering of 3,000,000 shares of our common stock at a price of $9.50 per share. The shares were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-1 (No. 333-95331), which was declared effective on April 19, 2000. The public offering was underwritten by a syndicate of underwriters led by Donaldson, Lufkin & Jenrette Securities Corporation; Chase Securities Inc.; Legg Mason Wood Walker, Incorporated; and DLJDIRECT Inc. as their representatives. After deducting underwriting discounts and commissions of approximately $2 million and expenses of approximately $0.9 million, we received net proceeds of $25.6 million.

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

    None

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

     10.3           Office Lease Agreement between Building V
                    Associates L.P. and the Registrant

     10.4 Employment Agreement between the Registrant and David C. Karlgaard, dated January 1, 2000

     10.5 Employment Agreement between the Registrant and Paul G. Rice, dated January 1, 2000

     10.6 Employment Agreement between the Registrant and Alan H. Harbitter, dated January 1, 2000

     10.7 Employment Agreement between the Registrant and Stuart R. Lloyd, dated December 31, 1998

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



August 4, 2000

--------------------------------------------------------------------------------