Form 10-Q
period 2000-09-30
PEC SOLUTIONS INC
filed 2000-11-01
CIK 1103013

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549 - 0001

                                 ---------------

                                    Form 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

                                 ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 1, 2000, 22,295,070 of the registrant's Common Stock, par value $.01 per share, were outstanding.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                               PEC SOLUTIONS, INC.
     QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


                                                                                            PAGE
    PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements:
    Consolidated Balance Sheets -- September 30, 2000 and December 31, 1999................. 3
    Consolidated Statements of Income -- Three months and nine months ended September
           30, 2000 and 1999................................................................ 4
    Consolidated Statements of Cash Flows  -- Nine months ended September 30, 2000 and 1999........................................................................ 5
    Notes to Consolidated Financial Statements.............................................. 6
    Item 2. Management's Discussion and Analysis of Financial Condition and Results of
         Operations......................................................................... 8
    Item 3. Qualitative and Quantitative Disclosure about Market Risk...................... 13
    PART II. OTHER INFORMATION
    Items 1 -- 6........................................................................... 14
    Signatures............................................................................. 16


--------------------------------------------------------------------------------

                          PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

                               PEC SOLUTIONS, INC.
                            CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                          AS OF       AS OF
                                                         SEPT 30,    DEC. 31,
                                                          2000         1999
                                                        ----------  ----------
                                                        (UNAUDITED)

                                     ASSETS
 Current assets:
      Cash and cash equivalents .......................   $ 7,294   $ 7,981
      Short-term investments ..........................    17,434      --
      Accounts receivable, net ........................    14,448    13,241
      Other current assets ............................     1,785       924
                                                          -------   -------
 Total current assets .................................    40,961    22,146

 Property and equipment, net ..........................     2,401     1,507
 Marketable securities                                      9,469      --
 Goodwill, net                                              4,524      --
 Other assets .........................................     1,860       747
                                                          -------   -------
 Total assets .........................................   $59,215   $24,400
                                                          =======   =======

             LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
      Accounts payable and accrued expenses ...........   $ 3,430   $ 2,425
      Advance payments on contracts ...................     1,250     1,473
      Dividends payable ...............................      --         413
      Retirement plan contribution payable ............       757      --
      Accrued payroll .................................     2,084     3,249
      Accrued vacation ................................     1,239       903
      Other current liabilities .......................       613       373
                                                          -------   -------
 Total current liabilities ............................     9,373     8,836
 Long-term liabilities:
      Supplemental retirement program liability .......       439       281
      Deferred rent payable ...........................       337      --
      Other long-term liabilities                              15      --
                                                          -------   -------
 Total long-term liabilities ..........................       791       281
                                                          -------   -------
 Total liabilities ....................................    10,164     9,117
                                                          =======   =======

 Commitments and contingencies:

 Stockholders' equity
      Undesignated capital stock, 10,000,000 shares
            authorized ................................      --        --
      Common stock, $0.01 par value, 75,000,000 shares
           authorized, 22,288,170 and 17,706,372 shares
           issued and outstanding, respectively .......       223       177
      Additional paid-in capital ......................    28,584       601
      Retained earnings ...............................    20,244    14,505
                                                          -------   -------
 Total stockholders' equity ...........................    49,051    15,283
                                                          -------   -------
 Total liabilities and stockholders' equity ...........   $59,215   $24,400
                                                          =======   =======


                       See notes to consolidated financial statements.

--------------------------------------------------------------------------------

                               PEC SOLUTIONS, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                              ------------------    ----------------
                                                SEPT 30,  SEPT 30, SEPT 30,  SEPT 30,
                                                 2000      1999     2000       1999
                                                            (Unaudited)

Revenues ...................................   $17,695   $13,394   $49,892   $38,593
                                               -------   -------   -------   -------
Operating costs and expenses:
     Direct costs ..........................     9,337     7,618    27,267    22,069
     General and administrative expenses ...     4,276     2,759    12,857     8,797
     Sales and marketing expenses ..........       935       549     2,070     1,455
     Amortization of goodwill                       76      --          76      --
                                               -------   -------   -------   -------
          Total operating costs and expenses    14,624    10,926    42,270    32,321
                                               -------   -------   -------   -------
Operating income ...........................     3,071     2,468     7,622     6,272
Other income, net ..........................       673        63     1,261       141
                                               -------   -------   -------   -------
Income before income taxes .................     3,744     2,531     8,883     6,413
Provision for income taxes .................     1,475       962     3,458     2,437
                                               -------   -------   -------   -------
Net income .................................   $ 2,269   $ 1,569   $ 5,425   $ 3,976
                                               =======   =======   =======   =======
Earnings per share:
     Basic .................................   $  0.10   $  0.09   $  0.26   $  0.23
                                               =======   =======   =======   =======
     Diluted ...............................   $  0.09   $  0.08   $  0.22   $  0.20
                                               =======   =======   =======   =======
Weighted average shares used in
  computing earnings per share:

     Basic .................................    22,275    17,039    20,711    17,057
                                               =======   =======   =======   =======
     Diluted ...............................    25,285    20,113    24,140    20,019
                                               =======   =======   =======   =======


               See notes to consolidated financial statements.

                               PEC SOLUTIONS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                 NINE MONTHS ENDING
                                                                             -------------------------
                                                                                 SEPT 30,    SEPT 30,
                                                                                  2000        1999

                                                                                     (Unaudited)
        Cash flows from operating activities:
             Net income .....................................................   $  5,425    $  3,976
             Adjustments to reconcile net income to net cash provided by operating activities:
                  Depreciation and amortization..............................        504         536
                  Deferred rent .............................................        337        --
                  Gain/(loss) on disposal of assets                                 --             3
                    Amortization of goodwill                                          76        --
              Changes in operating assets and liabilities:
                  Accounts receivable, net ..................................       (763)        966
                  Other current assets ......................................       (853)          5
                  Other assets ..............................................       (239)       (189)
                  Accounts payable and accrued expenses .....................        746         179
                  Advance payments on contracts .............................     (1,260)        (14)
                  Retirement plan contribution payable ......................        757        (733)
                  Accrued payroll ...........................................     (1,329)       (554)
                  Accrued vacation ..........................................        267         202
                  Other current liabilities .................................        573        (103)
                  Supplemental retirement program liability .................        158         127
                                                                                --------    --------
                      Net cash provided by operating activities .............      4,399       4,401
                                                                                --------    --------
        Cash flows from investing activities:
                  Purchases of property and equipment .......................     (1,283)       (540)
                  Capitalized software.......................................        (32)       --
                  Proceeds from sale of  property and equipment .............       --             6
                  Purchases of short-term investments, net ..................    (17,434)       --
                  Purchases of marketable securities ........................     (9,469)       --
                  Purchase of subsidiary, net of cash acquired ..............     (1,855)       --
                                                                                --------    --------
                      Net cash used by investing activities .................    (30,073)       (534)
                                                                                --------    --------
        Cash flows from financing activities:
                  Dividends paid ............................................       (413)       (348)
                  Proceeds from issuance of common stock ....................     28,429         199
                  Repurchases of common stock ...............................       --        (1,291)
                  Common stock offering costs ...............................       (883)       --
                  Proceeds from notes payable ...............................       --           830
                  Payments on notes payable .................................     (2,146)       (631)
                                                                                --------    --------
                        Net cash provided (used) by financing activities ....     24,987      (1,241)
                                                                                --------    --------
        Net increase (decrease) in cash .....................................       (687)      2,626
        Cash and cash equivalents at beginning of period ....................      7,981       5,367
                                                                                --------    --------
        Cash and cash equivalents at end of period ..........................   $  7,294    $  7,993
                                                                                ========    ========
        Income taxes paid ...................................................   $  3,371    $  2,475
                                                                                ========    ========
        Interest paid .......................................................   $    143    $     33
                                                                                ========    ========


                 See notes to consolidated financial statements.

--------------------------------------------------------------------------------

                               PEC SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1.   Financial Statements

     The accompanying consolidated financial statements, except for the December 31, 1999 balance sheet, are unaudited and have been prepared in accordance with accounting standards generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally in the United States have been omitted. In the opinion of management, all adjustments, consisting of normally recurring accruals, considered necessary for a fair presentation, have been included. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements for the years ended December 31, 1998 and 1999 and for each of the three years in the period ended December 31, 1999 included on Form S-1, as amended, as filed with the Securities and Exchange Commission. The results of operations for the three months and nine months ended September 30, 2000, are not necessarily indicative of the operating results to be expected for the full year.

2.    Principles of Consolidation

      The consolidated financial statements include all majority-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated.

3.   Initial Public Offering

     The Company completed an initial public offering of common stock during April 2000. The Company sold 3,000,000 shares of common stock generating $25,605 million in proceeds to the Company, net of offering expenses.

4.   Accounts Receivable

     Accounts receivable consist of the following as of:


                                            SEPTEMBER 30,         DECEMBER 31,
                                                2000                 1999
                                             -----------          -----------
                                                  (Dollars in thousands)
   Billed accounts receivable                $    12,754          $    11,854
   Unbilled accounts receivable                    2,222                2,225
   Progress payments                                (350)                (645)
                                             -----------          -----------
                                                  14,626               13,434
   Allowance for doubtful accounts                  (178)                (193)
                                             -----------          -----------
   Accounts receivable, net                  $    14,448          $    13,241
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

--------------------------------------------------------------------------------

5.   Acquisitions

      On August 28, 2000, the Company acquired all of the outstanding capital stock of Viking Technology, Inc. ("Viking") for $2 million cash plus the assumption of debt in a business combination accounted for as a purchase. Viking is a leading provider of integrated software and advanced technology solutions for state and local law enforcement, fire and emergency medical service agencies. The excess of purchase price over the fair value of the net assets was approximately $4.6 million. The fair value of the assets acquired and liabilities assumed has been based on preliminary estimates and may be revised at a later date.



6.    Goodwill

     Goodwill represents the excess purchase price paid over the fair value of the net assets acquired in the acquisition of Viking. The amortization of goodwill is provided on a straight-line basis over a 5-year period. Accumulated amortization of goodwill was $76,000 at September 30, 2000. Management regularly evaluates its accounting for goodwill by comparing the estimated future undiscounted operating cash to the carrying value, and believes that the asset is realizable and the amortization period remains appropriate.

7.    Software Research and Development Costs

     The Company capitalizes research and development costs for marketable software incurred from the time the product is determined to be technologically feasible. It has also acquired marketable software which it has capitalized. Acquired software and software development costs are amortized using the straight-line method over a period of three years, but not exceeding the expected life of the product.

    The carrying value of software development costs is regularly reviewed by management, and a loss is recognized when the value of estimated undiscounted cash flows related to the asset falls below the unamortized cost.

8.   Net Income Per Share

     Basic and diluted earnings per share for the three months and nine months ended September 30, 1999 and 2000 were determined as follows:

                            Three Months Ended September 30, 1999      Nine Months Ended September 30,1999
                                   (Dollars in thousands,                   except for per share amounts)
                                 --------------------------------         ------------------------------
                                 Net        Shares     Per Share           Net        Shares    Per Share
                               Income                                     Income
                             ----------   ----------   ---------       ----------   ----------  ---------
Basic EPS ................   $    1,569   17,038,556   $   0.09        $    3,976   17,056,644   $   0.23
Effect of dilutive options         --      3,074,017      (0.01)             --      2,962,125      (0.03)
                             ----------   ----------   --------        ----------   ----------   --------
Diluted EPS ..............   $    1,569   20,112,573   $   0.08        $    3,976   20,018,769   $   0.20
                             ==========   ==========   ========        ==========   ==========   ========

                            Three  Months Ended September 30, 2000      Nine Months Ended September 30,2000
                                            (Dollars in thousands,      except for per share amounts)
                                 --------------------------------         ------------------------------
                                 Net        Shares     Per Share           Net        Shares    Per Share
                               Income                                    Income
                             ----------   ----------   ---------       ----------   ----------  ---------
Basic EPS ................   $    2,269   22,274,911   $   0.10        $    5,425   20,711,124   $   0.26
Effect of dilutive options         --      3,010,351      (0.01)             --      3,428,451      (0.04)
                             ----------   ----------   ---------       ----------   ----------  ---------
Diluted EPS ..............   $    2,269   25,285,342   $   0.09        $    5,425   24,139,575   $   0.22
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

     As part of our growth strategy, we have completed our acquisition of Viking Technology, Inc. ("Viking") on August 28, 2000. The business combination was accounted for as a purchase. See "Acquisitions".

     We derive substantially all of our revenues from fees for consulting services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts. During the three months and nine months ended September 30, 2000, revenues from these contract types were approximately 69%, 19% and 12%, and 66%, 22% and 12%, respectively, of total revenues. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts as the services are provided. We recognize revenues on fixed-price contracts using the percentage of completion method as services are performed over the life of the contract, based on the costs we incur in relation to the total estimated costs. We recognize and make provisions for any anticipated contract losses at the time we know and can estimate them. Fixed-price contracts are attractive to clients and, while subject to increased risks, provide opportunities for increased margins. We recognize revenues on cost-reimbursable contracts as services are provided. These revenues are equal to the costs incurred in providing these services plus a proportionate amount of the fee earned. We have historically recovered all of our costs on cost-reimbursable contracts, which means we have lower risk and our margins are lower on these contracts.

     Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. Existing clients from the previous year generated approximately 93% and 95% of our revenues in the three months and nine months ended September 30, 2000, respectively. As of September 30, 2000, we had 502 employees, including 20 Viking employees.

     In the three months and nine months ended September 30, 2000, we derived approximately 24% and 36%, respectively, of our revenues through relationships with prime contractors, who contract directly with the end-client and subcontract with us. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

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

     General and administrative expenses consist primarily of costs associated with our executive management, finance and administrative groups, human resources, unassigned consulting employees, employee training, occupancy costs, depreciation and amortization, travel and all other branch and corporate costs.

     Sales and marketing expenses include the costs of sales and marketing personnel and costs associated with marketing and bidding on future projects.

     Other income consists primarily of interest income earned on our cash, cash equivalents and marketable securities.

--------------------------------------------------------------------------------

Acquisitions

     On August 28, 2000, the Company acquired all of the outstanding capital stock of Viking for $2 million cash plus the assumption of debt in a business combination accounted for as a purchase. Viking is a leading provider of integrated software and advanced technology solutions to state and local law enforcement, fire, and emergency medical service agencies. The excess of purchase price over the fair value of the net assets was approximately $4.6 million. The fair value of the assets acquired and liabilities assumed has been based on preliminary estimates and may be revised at a later date. At the time of the acquisition, Viking had 20 employees.

Results of Operations

     The following table sets forth certain financial data as a percentage of revenues for the periods indicated.

                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
--------------------------------------------------------------------------------------------------------------------
                                                     SEPT 30,      SEPT 30,       SEPT 30,     SEPT 30,
                                                       2000         1999           2000         1999
                                                                    (Dollars in thousands)
Statement of Income:
Revenues ........................................   $   17,695    $   13,394    $   49,892    $   38,593
Direct costs ....................................        9,337         7,618        27,267        22,069
                                                    ----------    ----------    ----------    ----------
Gross profit (a) ................................        8,358         5,776        22,625        16,524
                                                    ----------    ----------    ----------    ----------
Other operating costs and expenses
General and administrative expenses .............        4,276         2,759        12 857         8,797
Sales and marketing expenses ....................          935           549         2,070         1,456
Amortization of goodwill ........................           76          --              76          --
                                                    ----------    ----------    ----------    ----------
        Total other operating costs and expenses         5,287         3,308        15,003        10,253
                                                    ----------    ----------    ----------    ----------
Operating income ................................        3,071         2,468         7,622         6,272
Other income, net ...............................          673            63         1,261           141
                                                    ----------    ----------    ----------    ----------
Income before income taxes ......................        3,744         2,531         8,883         6,413
Provision for income taxes ......................        1,475           962         3,458         2,437
                                                    ----------    ----------    ----------    ----------
Net income ......................................   $    2,269    $    1,569    $    5,425    $    3,976
                                                    ==========    ==========    ==========    ==========

As a Percentage of Revenues:

Revenues ........................................        100.0%        100.0%        100.0%        100.0%
Direct costs ....................................         52.8          56.9          54.7          57.2
                                                    ----------    ----------    ----------    ----------
Gross profit (a) ................................         47.2          43.1          45.3          42.8
                                                    ----------    ----------    ----------    ----------
Other operating costs and expenses:
     General and administrative expenses ........         24.1          20.6          25.8          22.8
     Sales and marketing expenses ...............          5.3           4.1           4.1           3.8
     Amortization of goodwill ...................          0.4          --             0.1          --
                                                    ----------    ----------    ----------    ----------
         Total other operating costs and expenses         29.8          24.7          30.0          26.6
                                                    ----------    ----------    ----------    ----------
Operating income ................................         17.4          18.4          15.3          16.2
Other income, net ...............................          3.8           0.5           2.5            .4
                                                    ----------    ----------    ----------    ----------
Income before income taxes ......................         21.2          18.9          17.8          16.6
Provision for income taxes ......................          8.3           7.2           6.9           6.3
                                                    ----------    ----------    ----------    ----------
Net income ......................................         12.9%         11.7%         10.9%         10.3%
                                                    ==========    ==========    ==========    ==========


--------------------------

(a) Gross profit represents revenues less direct costs, which consist primarily of project personnel salaries and benefits and direct expenses incurred to complete projects.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED
     WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999

     REVENUES. For the three months ended September 30, 2000, our total revenues increased by 32.1%, or $4.3 million over the same period last year. The increase in revenues primarily reflects an increase in the volume of services to existing clients. It also includes revenue of $140,000 from Viking for the one month subsequent to the closing of the acquisition.


--------------------------------------------------------------------------------

     DIRECT COSTS. For the three months ended September 30, 2000, direct costs increased by 22.6%, or $1.7 million, over the same period last year. The increase was due primarily to an increase in project personnel to 428 as of September 30, 2000, including 16 Viking employees, as compared to 364 as of September 30, 1999. Direct costs decreased as a percentage of revenues for the period ended September 30, 2000, to 52.8% as compared to 56.9% in the same period last year, due to normal fluctuations in labor and other direct costs.

     GROSS PROFIT. Gross profit increased by 44.7% to $8.4 million in the three months ended September 30, 2000 from $5.8 million in the three months ended September 30, 1999. Gross profit as a percentage of revenues increased to 47.2% in the three months ended September 30, 2000 from 43.1% in the three months ended September 30, 1999, as direct costs grew at a slower rate than revenues due to normal fluctuations in labor and other direct costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 55.0% to $4.3 million in the three months ended September 30, 2000 from $2.8 million in the three months ended September 30, 1999. Facility costs increased in the current quarter over last year due to the opening of our new offices in Fairfax, Virginia. Our total general and administrative headcount increased to 74 employees as of September 30, 2000, including 4 Viking employees, compared to 46 employees as of September 30, 1999, consistent with our plans.

     SALES AND MARKETING. Sales and marketing expenses increased 70.3% to $0.9 million in the three months ended September 30, 2000 from $0.5 million in the three months ended September 30, 1999. This increase was due to an increase in our marketing efforts.

     AMORTIZATION OF GOODWILL. In the quarter ended September 30, 2000, we incurred $76,000 of amortization expense related to the $4.6 million of goodwill we recorded in connection with the acquisition of Viking.

     OPERATING INCOME. Operating income increased 24.6% to $3.1 million in the three months ended September 30, 2000 from $2.5 million in the three months ended September 30, 1999. This increase was due primarily to increased revenues and decreased costs as a percentage of revenues.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH
     THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     REVENUES. For the nine months ended September 30, 2000, our total revenues increased by 29.3%, or $11.3 million, over the same period last year. The increase in revenues primarily reflects an increase in the volume of services to existing clients. It also includes $140,000 of revenue from Viking for the one month subsequent to the closing of the acquisition.

     DIRECT COSTS. For the nine months ended September 30, 2000, direct costs increased by 23.6%,or $5.2 million, over the same period last year. The increase was due primarily to an increase in project personnel to 428 as of September 30, 2000, including 16 Viking employees, as compared to 364 as of September 30, 1999. Direct costs decreased as a percentage of revenues to 54.7% due to normal fluctuations in labor and other direct costs.


--------------------------------------------------------------------------------

     GROSS PROFIT. Gross profit increased by 36.9% to $22.6 million in the nine months ended September 30, 2000 from $16.5 million in the nine months ended September 30, 1999. Gross profit as a percentage of revenues increased to 45.3% in the nine months ended September 30, 2000 from 42.8% in the nine months ended September 30, 1999, as direct costs grew at a slower rate than revenues due to normal fluctuations in labor and other direct costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 46.2% to $12.9 million in the nine months ended September 30, 2000 from $8.8 million in the nine months ended September 30, 1999. Facility costs increased in the nine months ended September 30, 2000 due to the opening of both phases I & II of our new offices in Fairfax, Virginia. Our total general and administrative headcount increased to 74 employees as of September 30, 2000, including 4 Viking employees, compared to 46 employees as of September 30, 1999, consistent with our plans.

     SALES AND MARKETING. Sales and marketing expenses increased 42.2% to $2.1 million in the nine months ended September 30, 2000 from $1.5 million for the nine months ended September 30, 1999. This increase was due to an increase in our marketing efforts.

     AMORTIZATION OF GOODWILL. For the nine months ended September 30, 2000, we incurred $76,000 of amortization expense related to the $4.6 million of goodwill we recorded in connection with the acquisition of Viking.

     OPERATING INCOME. Operating income increased 21.6% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. This increase was due primarily to increased revenues during the period.


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

     Liquidity and Capital Resources

     Prior to the IPO, we funded our operations primarily through cash generated from operations and the sale of common stock to employees. Net cash used by operating activities was $4.4 million for the nine months ended September 30, 2000. Cash used by operating activities was primarily from net income, adjusted for working capital changes.

     Net cash used by investing activities was $30.1 million for the nine months ended September 30, 2000. During the nine months ended September 30, 2000, we purchased $1.3 million of property and equipment and $17.4 million of short-term investments and $9.5 million of marketable securities. We also purchased Viking for $2.0 million in cash plus approximately $0.1 million in acquisition costs. We received approximately $0.2 million in cash which Viking had at the time of the transaction.


--------------------------------------------------------------------------------

     Net cash provided by financing activities was $25.0 million for the nine months ended September 30, 2000. During the nine months ended September 30, 2000, we sold $28.4 million of common stock and incurred $0.9 million of associated costs in the IPO. We paid off approximately $2.1 million of debt which we assumed in the acquisition of Viking.

     Although dividends have been paid in prior years, including $0.4 million in the nine months ended September 30, 2000, which were accrued at December 31, 1999, we expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any further cash dividends in the foreseeable future. Under the terms of our stock option agreement and plan, we have purchased shares of stock from employees upon their termination of employment. We terminated these terms at the time of the IPO and we will no longer acquire shares from terminating employees.

     We believe that our current cash position is adequate for our short-term and long-term working capital and capital expenditure needs.


     We maintain a $2.7 million line of credit with Bank of America, which bears interest at the bank's prime rate and expires on April 30, 2001. We expect to renew our line of credit when it expires. As of September 30, 2000, we had no borrowings outstanding under the line of credit. We did have outstanding $1.29 million in letters of credit in lieu of rent deposits.

     Under some of our fixed-price contracts, we receive advance payments for work to be performed in future months. If we do not perform the work, the unearned portion of these advances will be returned to our clients. By September 30, 2000, our accounts receivable turn over rate, net of advance payments on contracts, was approximately five times a year. This rate has improved over the last eight quarters, thus increasing our cash flow.

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

Recent Accounting Pronouncements

     Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) was issued on December 3, 1999. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101, as amended, delays the implementation date until no later than the fourth quarter of fiscal year 2000. We do not believe that the implementation of SAB 101 will have any impact on our operating results.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which we have little or no control. Forward-looking statements may be identified by words including "anticipate," "believe," "estimate," "expect" and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating


--------------------------------------------------------------------------------
to our future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the Forward-Looking Statements. Factors that could cause actual results to differ from Forward-Looking Statements include the concentration of our revenues from government clients, risks involved in contracting with the government, difficulties we may have in attracting, retaining and managing professional and administrative staff, fluctuations in quarterly results, risks related to acquisitions, risks related to competition and our ability to continue to win and perform efficiently on contracts, and other risks and factors identified from time to time in our reports filed with the SEC, including those identified under the section entitled "Risk Factors" in our Registration Statement on Form S-1 (SEC File No. 333-95331) as amended which hereby is incorporated by reference. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

    None



--------------------------------------------------------------------------------

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended September 30, 2000, we sold an aggregate of 18,150 shares of common stock at purchase prices ranging from $0.78 to $1.68 per share, for an aggregate consideration of $41,689 upon exercise of stock options granted under our stock option agreement and our nonqualified stock option plan. For the nine months ended September 30, 2000, we sold an aggregate of 1,559,398 shares of common stock at purchase prices ranging from $0.78 to $3.05 per share, for an aggregate consideration of $1,922,248 upon exercise of stock options granted under our stock option agreement and our nonqualified stock option plan.

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

     The primary purposes of this offering were to create a public market for our common stock, to improve the incentive mechanism for our professionals through stock options, to obtain additional equity capital and to facilitate future access to public markets. We expect to use the net proceeds from this offering for general corporate purposes, including working capital. On August 28, 2000, we acquired all of the outstanding capital stock of Viking for $2 million cash plus the assumption of debt in a business combination accounted for as a purchase. Viking is a leading provider of integrated software and advanced technology solutions for state and local law enforcement, fire and emergency medical service agencies. Management will have broad discretion in the allocation of the net proceeds. We may also use a portion of the net proceeds to acquire businesses that are complementary to ours. We have no current plans, agreements or commitments for, and are not currently engaged in any negotiations with respect to, any such transaction. Pending their use, the proceeds of this offering have been invested in short-term, investment grade, interest-bearing securities.

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



November 1, 2000

--------------------------------------------------------------------------------