Form 10-K
period 2000-12-31
PEC SOLUTIONS INC
filed 2001-03-26
CIK 1103013

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         COMMISSION FILE NO. 000-30271

                            ------------------------

                              PEC SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                  54-1339972
 (State or other jurisdiction       (IRS Employer
              of                 Identification No.)
incorporation or organization)

                12750 FAIR LAKES CIRCLE, FAIRFAX, VIRGINIA 22033
               (Address of principal executive offices, zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 679-4900

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $0.01 PAR VALUE
                             (Title of Each Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 2001 was: $30,031,429 based on the closing sale price on the NASDAQ Market on that date.

    Number of shares of Common Stock outstanding as of March 23, 2001 was:
22,493,450 shares

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Part III--Proxy Statement for the 2001 Annual Meeting of Stockholders on May 23, 2001. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                                     INDEX

                                                                PAGE
                                                              --------
                                PART I

ITEM 1   Business...........................................   3-15

ITEM 2   Properties.........................................    15

ITEM 3   Legal Proceedings..................................    15

ITEM 4   Submission Of Matters To a Vote of Security
  Holders...................................................    15

                               PART II

ITEM 5   Market for the Company's Common Equity and Related
  Stockholder Matters.......................................    16

ITEM 6   Selected Financial Data............................    17

ITEM 7   Management's Discussion and Analysis of Financial
         Condition and Results of Operations................  18-21

ITEM 7A  Quantitative and Qualitative Disclosures about
  Market Risk...............................................    22

ITEM 8   Financial Statements and Supplementary Data........    22

ITEM 9   Changes in and Disagreements with Accountants on
Accounting and
          Financial Disclosure..............................    23

                               PART III

ITEM 10   Directors and Executive Officers of the Company...    24

ITEM 11   Executive Compensation............................    24

ITEM 12   Security Ownership of Certain Beneficial Owners
  and Management............................................    24

ITEM 13   Certain Relationships and Related Transactions....    24

                               PART IV

ITEM 14   Exhibits, Financial Statement Schedules, and
  Reports on Form 8-K.......................................    25

           Signatures.......................................  26-27

                                     PART I

ITEM 1. BUSINESS

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

    Our clients have included every cabinet-level department of the federal government as well as numerous additional entities at the federal, state and local levels. This group includes a cross-section of civil, law enforcement, intelligence and judicial government organizations. Our largest clients include the Drug Enforcement Administration, the Immigration and Naturalization Service, the Veterans Benefits Administration, the Internal Revenue Service, the Bureau of Alcohol, Tobacco and Firearms and the intelligence community. Since 1995, we have provided more than $145 million of services in the government market and have increased revenues at approximately a 48% compound annual growth rate.

INDUSTRY BACKGROUND

    The emergence and adoption of the Internet as a means of gathering, communicating and managing information continues to open up new possibilities for businesses and organizations to dramatically improve productivity and effectiveness. Government has emerged in recent years as one of the leading purchasers of Internet and other advanced technology solutions. With respect to technology services, International Data Corporation estimates that government spending will increase from $11.8 billion in 1997 to $17.3 billion in 2002. Government spending on Internet professional technology services alone is expected to grow at approximately a 56% compound annual growth rate, reaching $2.8 billion in 2003.

GOVERNMENT REFORM IS DRIVING GROWTH IN ADVANCED TECHNOLOGY SPENDING

    We believe that political pressures and budgetary constraints are forcing government agencies at all levels to improve their processes and services and to operate more like commercial enterprises. Organizations throughout the federal, state and local governments are investing heavily in information technology to improve effectiveness, enhance productivity and extend new services in order to deliver increasingly responsive and cost-effective public services. We believe that Internet technologies provide an ideal solution to meet government's needs.

    Recent changes in federal government contract procurement and compliance regulations have streamlined the government's buying practices, resulting in a more commercial approach to the procurement and management of technologies and services. As a result, procurement lead times have decreased and government buyers now have greater flexibility to purchase services on the basis of distinguishing corporate capabilities and successful past performance. Federal government entities now are able to award contracts based on factors other than price alone, if they judge that the government would receive a greater value. In addition, the General Services Administration's extension of basic government-wide contract vehicles for procuring technology components and services, the GSA Schedules, makes purchasing technology services easier and faster. Federal government buyers can now order services directly from pre-approved providers instead of using a time-consuming bid solicitation process. We believe that these changes have improved our ability to successfully pursue business in the government market. There are currently no proposed changes to government procurement regulations that we believe will materially affect our business in the immediate future.

GOVERNMENT'S NEED TO OUTSOURCE TECHNOLOGY PROGRAMS

    Government organizations rely heavily on outside contractors to provide skilled resources to accomplish technology programs. In 1999 alone, according to Electronics Industry Association estimates, the federal government outsourced $26 billion of its $30 billion information technology budget. We believe that this reliance will continue to intensify due to political and budgetary pressures in many government agencies and due to the difficulties government faces in recruiting and retaining highly skilled technology professionals in a competitive labor market. In concert with its transition to more commercial practices, government is increasingly outsourcing technology programs as a means of simplifying the implementation and management of the technology, so that government workers can focus on their mission.

TECHNOLOGY SERVICES PROVIDERS IN THE GOVERNMENT SECTOR

    Engagements in the government market can be broadly classified into four categories based on the type of services provided. Many companies provide a mix of services across these categories.

    First, at the low end, providing information technology staff augmentation at low hourly rates typically involves placing staff in client facilities. These engagements typically exhibit low operating margins and slow growth.

    Second, large-scale systems integration and outsourcing engagements typically involve assuming responsibility for acquiring, assembling and operating large inventories of equipment and software. Major portions of these engagements involve reselling commodity technologies at highly competitive fixed unit prices. These engagements typically exhibit moderate growth, but low operating margins.

    Third, large-scale systems development engagements involve providing full-service solutions that combine hardware, software development, system engineering and operations. These engagements typically exhibit moderate growth and operating margins.

    Fourth, at the high end, engagements involving high-value management consulting and development and integration of complex systems in core mission areas use specialized or emerging technologies such as the Internet and advanced security. These engagements typically exhibit strong growth and operating margins.

CHALLENGES IN THE GOVERNMENT TECHNOLOGY SERVICES SECTOR

    Technology services providers face a unique combination of challenges when providing services to the government. These include:

    - substantial government investments in legacy systems that are not readily adaptable to evolving technologies;

    - extremely large volumes of data collected and retained in government databases;

    - large and widely dispersed workforces, often consisting of tens of thousands of knowledge workers located in hundreds of sites throughout the United States and the world;

    - heightened security concerns due to the need to protect individual privacy and extraordinarily sensitive information; and

    - complex management needs that require a combination of strategic planning capabilities, government domain expertise, public sector procurement savvy and cutting-edge technology skills.

OUR SOLUTION

    We are a high-end technology solutions provider that addresses the needs and particular challenges of the evolving government market by combining the following key elements in our eGovernment solutions:

TOTAL SOLUTIONS PROVIDER CAPABILITIES

    As a total solutions provider, we address the full technology lifecycle through our deep technical capabilities and extensive government domain knowledge. We possess a wide range of the specialized skills needed for eGovernment engagements including: strategic technology consulting; program management; system architectural design; network engineering; applications development; and systems integration, deployment and operational support. We relieve our clients of the details of the application and management of technologies so they can focus on their core competencies and mission. Our mission-critical solutions integrate an organization's back-office processes and legacy systems with customized applications, and enhance the interoperability and accessibility of critical enterprise data.

EXTENSIVE GOVERNMENT DOMAIN EXPERIENCE

    Our founders, who have worked together for more than 20 years in the government marketplace, have substantial technical and management backgrounds. Our management maintains close working relationships with our clients and an active role in our projects, resulting in consistent contract performance and broad recognition of our managers. Our consulting staff is knowledgeable in the government sector application of technology management policy formulation, acquisition strategy, business process re-engineering and best-value procurement methods.

DEEP TECHNOLOGY EXPERTISE

    We have expertise in the critical underlying infrastructure technologies necessary to support fully web-based enterprises, including security, intranets, applications development and enterprise management. We have direct experience with the legacy automation architectures found in government agencies, allowing us to craft solutions that take advantage of the substantial investments our clients have in legacy systems. Our employees have experience in emerging technologies and web-enabling tools from vendors such as Microsoft, Netscape, Oracle, Cisco, IBM/Lotus, IBM/Tivoli and Entrust.

REUSABLE SOLUTION SETS

    For portions of our business, we develop reusable solution sets that can be reapplied to requirements commonly encountered in our markets. We develop the software code and components comprising these reusable solution sets based on our government domain expertise. These solutions enable us to give our clients the benefit of our knowledge and experience in addressing complex mission challenges and to develop and implement eGovernment solutions more quickly and efficiently. We focus our efforts on customizing solutions to meet our clients' specific needs and to deliver reliable solutions based on components that have been tested and perfected through repeated use.

THE PEC PHILOSOPHY--FLEXIBILITY AND OBJECTIVITY

    We retain the maximum possible flexibility in the systems and components that we use in our solutions by maintaining both strong established product credentials and substantial hands-on experience with emerging products. We focus on providing strategic and high-end technical service contributions to large programs, while assisting our clients to assemble, contract with and manage the vendors of commodity program elements. By remaining independent of specific vendors, we are able to work with providers that best serve the interests of our clients.

OUR STRATEGY

    Our strategy is to continue to grow by capitalizing on our leadership position in the eGovernment solutions market. Our strategies for obtaining this objective include:

MAINTAINING OUR TECHNOLOGY LEADERSHIP POSITION

    We will continue to focus on high-end engagements that require specialized knowledge of emerging technologies. We intend to maintain our technology leadership by recruiting employees who will add to our inventory of technology skills and by refining the skills and capabilities of our existing staff through training, certification and hands-on laboratory experimentation. We also intend to work closely with our technology partners to share expertise and innovations and to stay well ahead of competitors in the practical aspects of applying and integrating emerging technologies.

INCREASING FEDERAL GOVERNMENT MARKET PENETRATION

    We intend to capitalize on our long-term relationships with government clients and our reputation within the government market to cross-sell our full range of services to our existing client base and to expand into organizations in the federal government for which we have not already performed services. We intend to pursue these opportunities through a continued active sales and marketing effort and by continuing to promote the success stories stemming from our aggressive application of eGovernment solutions. We also intend to leverage our relationships with our technology providers and their sales resources to obtain new federal government clients.

ENHANCING THE PEC SOLUTIONS BRAND AND CULTURE

    We are implementing an aggressive program to build the identity and awareness of the PEC Solutions brand in order to improve our visibility in the marketplace and to attract the best and brightest employees. We intend to hire and retain outstanding professionals, provide incentives to achieve corporate goals and maintain a culture that fosters innovation. We will continue to emphasize professional development and training of our employees. We will maintain an active internal communications program to promote a team culture and foster high employee morale. We will also continue to emphasize our corporate technology infrastructure to facilitate the sharing of knowledge among our employees.

EXPANDING OUR PRESENCE IN STATE AND LOCAL GOVERNMENT AND SELECTED COMMERCIAL
  MARKETS

    We intend to leverage our domain expertise and deep technology skills for providing services to state and local governments. We also intend to expand our business of web-enabling private sector organizations that operate in highly regulated industries and that have significant interactions with the government agencies with which we work. We believe our existing solution sets, such as case management systems, criminal suspect booking stations, and land and financial records automation, are applicable to projects at the state and local level, as well as at private sector organizations.

UNDERTAKING A DISCIPLINED ACQUISITION PROGRAM

    We plan to broaden our capabilities and client base and extend our geographic presence in state and local government markets by acquiring select businesses. Acquired businesses will perform similar technical work for organizations outside our current client base, will support solution sets that are consistent with and extend our web-enabling strategy, or will be located in geographic areas strategic to significant state and local governments and programs.

OUR SERVICES

    As a provider of eGovernment solutions, we offer a variety of services across the full technology lifecycle. These services include:

STRATEGY AND DESIGN

    We help clients develop the operational vision for integrated mission solutions, and formulate the business and execution plans for realizing imaginative, integrated and aggressive technology solutions. We develop sophisticated enterprise architectures--the technology blueprints and systematic guidance that allow enterprises to incrementally develop, migrate to and operate large-scale systems. By re-engineering government processes, we move organizations to an eGovernment environment. We perform economic analyses to weigh the costs of technology investment against the operational benefits expected from such technology implementation. We provide support to organizations that are executing programs to privatize large-scale information systems operations, or are undertaking far-reaching changes in their business models, such as migrating from appropriated to fee-for-service financial models.

SOLUTIONS DEVELOPMENT AND IMPLEMENTATION

    We develop, engineer and integrate computer hardware, commercial software, reusable solution sets, custom-built applications and networks to create integrated business solutions for our clients. Our emphasis on Internet technology allows us to combine leading-edge technologies with disciplined and effective system development methodologies. Our methods are designed to ensure that the technology fits with business processes and that users realize process improvement. We distinguish ourselves by addressing the core technical and business challenges in migrating large government enterprises to integrated eGovernment solutions. We build:

    - INTEGRATED MISSION APPLICATIONS. We integrate complex back-office business applications and legacy systems with customized mission applications using the information-sharing capabilities of open architectures. We also design, develop and install complex custom application systems that implement knowledge management repositories and tera-byte data warehousing systems allowing government agencies to mine the vast storehouses of records that they collect and maintain.

    - LARGE-SCALE INTRANET INFRASTRUCTURES. We deploy and manage complex international network infrastructures: intranets and extranets that deliver the performance, reliability and flexibility needed to support the diverse needs of web-enabled organizations with thousands of widely dispersed knowledge workers.

    - LEADING-EDGE AUTHENTICATION AND ENCRYPTION SECURITY APPLICATIONS. We apply advanced security technologies such as: public key infrastructure to manage data encryption systems; biometric authentication to identify individuals by their physical characteristics; and strong encryption to protect sensitive information in highly decentralized systems against unauthorized access and compromised integrity.

    - AUTOMATED ENTERPRISE MANAGEMENT SYSTEMS. We develop and deploy processes and automated tools for our clients to centrally manage and operate complex national networks of workstations and servers at reduced cost.

ONGOING SYSTEMS MANAGEMENT AND ENHANCEMENT

    We provide long-term, ongoing support for our solutions including the operation, management and enhancement actions necessary to keep solutions up-to-date with evolving business processes and technologies. We use sophisticated tools to reduce the burden and costs of maintaining large complex intranets, and to enhance whole systems without the need to deploy engineers and field service technicians to the operating locations of an enterprise. We operate highly automated enterprise technology management processes that support integration, configuration management, software distribution and user support, and allow clients to outsource the responsibilities for maintaining their technology infrastructures and applications. The results are reduced operating costs for our clients and improved performance and reliability.

RECENT DEVELOPMENTS

    We recently received a task order subcontract from EDS for work on the Navy Marine Corps Intranet. The current funded tasks on that subcontract are approximately $16 million through December 31, 2001. The subcontract is for a base period of 5 years and has 3 option years.

SALES AND MARKETING

    Our marketing efforts are focused on creating awareness of opportunities in eGovernment innovation, establishing PEC Solutions as a leader in this new category and building the PEC brand.

    We market and sell our services through multiple channels by using our business development staff, leveraging existing client relationships, capitalizing on our task order contracts, responding to competitive solicitations, attending marketing events and engaging in other public relations activities. We employ marketing research services to identify and track potential contract opportunities. We also cultivate relationships with leading-edge technology vendors, such as Entrust Technologies and IBM, and prime contractors, such as Unisys, to identify and obtain project leads consistent with our capabilities.

    We employ a team selling approach, whereby our business developers collaborate with our service delivery professionals and management to identify prospects, conduct sales and manage client relationships. Our Vice President of Strategic Programs coordinates the activities of our business development staff. We allocate business developers to each of our business units who pursue new clients and programs across their market segments. Each current client is assigned to a relationship manager who is responsible for ensuring client satisfaction and successful project performance, and identifying new business opportunities with the client.

CULTURE, PEOPLE AND RECRUITING

    We have developed a corporate culture that promotes excellence in job performance, respect for the ideas and judgment of our colleagues and recognition of the value of the unique skills and capabilities of our professional staff. We seek to attract highly qualified and ambitious staff. We strive to establish an environment in which all employees can make their best personal contribution and have the satisfaction of being part of a unique team. We believe that we have successfully attracted and retained highly skilled employees because of the quality of our work environment, the professional challenge of our assignments, and the financial and career advancement opportunities we make available to our staff.

    We occupy state-of-the art facilities that are conducive to highly technical and collaborative work, while providing individual privacy. In our solutions centers, we configure large networks of leading-edge equipment and software, and provide our engineers and developers with advanced tools to evaluate and apply new technologies. We believe that the location, environment and amenities provided by our new Fair Lakes campus facility will contribute to our ability to attract and retain highly skilled employees.

    As of December 31, 2000, we had 588 personnel. Of our total personnel, 513 were consulting and service delivery professionals, and 75 were management and administrative personnel performing corporate marketing, human resources, finance, accounting, legal, internal information systems and administrative functions. None of our personnel is represented by a collective bargaining unit. As of March 16, 2001 comparative numbers were 638, 560 and 78, respectively.

    In addition to standard company benefits, we provide:

    - tuition reimbursement for employees pursuing advanced academic degrees;

    - professional training programs;

    - financial incentives for employees obtaining product competency certifications;

    - a bonus program;

    - spot cash awards to reward specific employee accomplishments; and

    - stock option grants based on job performance.

    We invest heavily in technical staff recruiting resources and hiring programs. Each of our business units is staffed with a dedicated recruiter, and we aggressively use a variety of recruiting methods, including advertising, job fairs, open houses and Internet-based career placement services. We also offer substantial awards and recognition to our current employees for referrals, which has been particularly effective in identifying and recruiting talented staff.

    We have developed an active and effective college recruiting program that draws on management staff and recent college hires from across the company to attract graduating students with strong academic backgrounds in our core disciplines. We currently target colleges and universities in Washington, D.C., Maryland, and Virginia with this program, and perform on-campus recruiting during the spring and fall recruiting seasons at five universities.

COMPETITION

    Our current competitors include, and may in the future include, the following:

    - information technology services providers and large government contractors such as American Management Systems, Andersen Consulting, Booz, Allen & Hamilton, Computer Sciences Corporation, Electronic Data Systems, KPMG, PricewaterhouseCoopers, Science Applications International Corporation and Unisys; and

    - Internet professional services providers.

    Many of our competitors have long operating histories and strong client relationships, greater financial, technical, marketing and public relations resources, larger client bases and greater brand or name recognition than we have.

    We believe that the major competitive factors in our market relate to a company's distinctive technical capabilities, successful past contract performance, reputation for quality and key management and marketing staff. Under best-value procurement methods, price is an important, but secondary, factor in the selection of a technology service provider.

INTELLECTUAL PROPERTY RIGHTS

    Our success is dependent, in part, upon our proprietary processes, components and other intellectual property rights. We do not have any patents or patent applications pending. We rely on a combination of trade secret, nondisclosure and other contractual agreements, and copyright and trademark laws, to protect our proprietary rights. Existing trade secret and copyright laws afford us only limited protection. We enter into confidentiality agreements with our employees and our contractors and limit access to and distribution of our proprietary information. There can be no assurance that the steps we have taken in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

    A portion of our business involves the development of software applications for specific client engagements. Although ownership of client-specific software is generally retained by the client, we retain some rights to the applications, processes and intellectual property developed in connection with client engagements.

BACKLOG

    Our current funded backlog is approximately $57 million dollars. Our contracts typically are funded incrementally, and therefore the funded backlog only represents that portion of the contract value. Funding occurs as work progresses. Our average contract/task performance period runs between six to ten months. Our backlog is typically subject to large variations from quarter to quarter as existing contracts/tasks are renewed or new contracts are awarded. Additionally, all federal government contracts, whether or not funded, may be terminated at the convenience of the government.

ENVIRONMENTAL ISSUES

    We have not incurred any costs associated with environmental issues.

RISK FACTORS

RISK FACTORS RELATED TO OUR BUSINESS

    SUBSTANTIALLY ALL OF OUR REVENUES WOULD BE THREATENED IF OUR RELATIONSHIPS WITH AGENCIES OF THE FEDERAL GOVERNMENT WERE HARMED. Our largest clients are agencies of the federal government. If the federal government in general, or any significant government agency, uses less of our services or terminates its relationship with us, our revenues could decline substantially, and our business could be seriously harmed. During 2000, contracts with the federal government and contracts with prime contractors of the federal government accounted for approximately 92% of our revenues. During that same period, our ten largest clients, all agencies of the federal government, generated approximately 61% of our revenues, with the top five clients accounting for 41% of our revenues. We believe that federal government contracts are likely to continue to account for a significant portion of our revenues for the foreseeable future. The volume of work that we perform for a specific client, however, is likely to vary from year to year, and a significant client in one year may not use our services as extensively, or at all, in a subsequent year.

    OUR GOVERNMENT CONTRACTS MAY BE TERMINATED PRIOR TO THEIR COMPLETION, AND IF WE DO NOT REPLACE THEM, OUR OPERATING RESULTS MAY BE HARMED. We derive substantially all of our revenues from government contracts that typically are awarded through competitive processes and span a one year base period and one or more option years. The unexpected termination or nonrenewal of one or more of our significant contracts could result in significant revenue shortfalls. Our clients generally have the right not to exercise the option periods. In addition, our contracts typically contain provisions permitting an agency to terminate the contract on short notice, with or without cause.

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

    OUR LACK OF LONG-TERM CONTRACTS WITH CLIENTS AND OUR RELATIVELY FIXED OPERATING EXPENSES EXPOSE US TO GREATER RISK OF INCURRING LOSSES. Our clients retain us on an engagement-by-engagement basis, rather than under long-term contracts. We incur costs based on our expectations of future revenues. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress. These factors make it difficult for us to predict our revenues and operating results. If we fail to predict our revenues accurately, it may seriously harm our financial condition and results of operation.

    A REDUCTION IN OR THE TERMINATION OF OUR SERVICES COULD LEAD TO UNDERUTILIZATION OF OUR EMPLOYEES AND COULD HARM OUR OPERATING RESULTS. Our employee compensation expenses are relatively fixed. Therefore, if a client defers, modifies or cancels an engagement or chooses not to retain us for additional phases of a project, our operating results will be harmed unless we can rapidly redeploy our employees to other engagements in order to minimize underutilization.

    FAILING TO MAINTAIN STRONG RELATIONSHIPS WITH PRIME CONTRACTORS COULD RESULT IN A DECLINE IN OUR REVENUES. We derived approximately 32% of our revenues during 2000 through our relationships with prime contractors, which, in turn, have contractual relationships with end-clients. One of our prime contractors, Unisys, accounted for 14% of our revenues during 2000. We expect to continue to depend on these relationships for a material portion of our revenues in the foreseeable future. If any of these prime contractors eliminate or reduce their engagements with us, or have their engagements eliminated or reduced by their end-clients, we will lose a source of revenues, which, if not replaced, will adversely affect our operating results.

    WE MUST RECRUIT AND RETAIN QUALIFIED PROFESSIONALS TO SUCCEED IN OUR LABOR-INTENSIVE BUSINESS. Our future success depends in large part on our ability to recruit and retain qualified professionals skilled in complex information technology services and solutions, including encryption and other security systems. Such personnel are in great demand and are likely to remain a limited resource in the foreseeable future. Competition for qualified professionals is intense. Any inability to recruit and retain a sufficient number of these professionals could hinder the growth of our business.

    WE MAY LOSE MONEY ON FIXED-PRICE CONTRACTS IF WE MISCALCULATE THE RESOURCES WE NEED TO COMPLETE THE CONTRACT. We derived approximately 22% of our revenues in 2000 from fixed-price contracts. We anticipate a material portion of our future engagements will continue to be contracted at a fixed price. Unlike time and materials contracts, for which we are reimbursed based on our actual expenditures of resources, fixed-price contracts require us to price our contracts by predicting our expenditures in advance. If we miscalculate the resources we need to complete fixed-price engagements, our operating results could be seriously harmed because we are not compensated for the higher costs. The risk that we may miscalculate the resources we need is higher because we work with complex technologies in compressed time frames.

    WE COULD LOSE REVENUES AND CLIENTS AND EXPOSE OUR COMPANY TO LIABILITY IF WE FAIL TO MEET CLIENT EXPECTATIONS. We create, implement and maintain technology solutions that are often critical to our clients' operations. If our technology solutions or other applications have significant defects or errors or fail to meet our clients' expectations, we may:

    - lose revenues due to adverse client reaction;

    - be required to provide additional remediation services to a client at no charge;

    - receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain clients; and

    - suffer claims for substantial damages against us, regardless of our responsibility for the failure.

    While many of our contracts limit our liability for damages that may arise from negligent acts, errors, mistakes or omissions in rendering services to our clients, we cannot be sure that these contractual provisions will protect us from liability for damages if we are sued. Furthermore, our general liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to any future claim. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, such claims could result in significant legal and other costs and may be a distraction to management.

    SECURITY BREACHES IN SENSITIVE GOVERNMENT SYSTEMS COULD RESULT IN THE LOSS OF CLIENTS AND NEGATIVE PUBLICITY. Many of the systems we develop involve managing and protecting information involved in law enforcement and other sensitive government functions. A security breach in one of these systems could cause serious harm to our business, could result in negative publicity and could prevent us from having further access to such critically sensitive systems or other similarly sensitive areas for other governmental clients. Losses that we could incur from such a security breach could exceed the policy limits that we have for "errors and omissions" or product liability insurance.

    IF WE CANNOT OBTAIN THE NECESSARY SECURITY CLEARANCES, WE MAY NOT BE ABLE TO PERFORM CLASSIFIED WORK FOR THE GOVERNMENT AND OUR REVENUES MAY SUFFER. Government contracts require us, and some of our employees, to maintain security clearances. If we lose or are unable to obtain security clearances, the client can terminate the contract or decide not to renew it upon its expiration. As a result, to the extent we cannot obtain the required security clearances for our employees working on a particular engagement, we may not derive the revenue anticipated from the engagement, which, if not replaced with revenue from other engagements, could seriously harm our operating results.

    WE DEPEND ON OUR SENIOR MANAGEMENT TEAM, AND THE LOSS OF ANY MEMBER MAY ADVERSELY AFFECT OUR ABILITY TO OBTAIN AND MAINTAIN CLIENTS. We believe that our success will depend on the continued employment of our senior management team, including David Karlgaard, our Chief Executive Officer, Paul Rice, our Chief Operating Officer and Alan Harbitter, our Chief Technology Officer. We have key man life insurance policies that cover Messrs. Karlgaard and Rice up to $1 million and Mr. Harbitter up to $500,000. This dependence is particularly important to our business because personal relationships are a critical element of obtaining and maintaining client engagements. If one or more members of our senior management team was unable or unwilling to continue in their present positions, such persons would be difficult to replace and our business could be seriously harmed. Furthermore, clients or other companies seeking to develop in-house capabilities may hire away some of our key employees. Employee defections to clients or competitors would not only result in the loss of key employees but could also result in the loss of a client relationship or a new business opportunity. Any losses of client relationships could seriously harm our business.

    WE MAY NOT BE ABLE TO SUCCESSFULLY IDENTIFY, MANAGE AND INTEGRATE FUTURE ACQUISITIONS, WHICH MAY HARM OUR OPERATING RESULTS. We may use a portion of the proceeds from this offering to acquire companies or businesses that are complementary to ours. However, we have no immediate plans or current agreements to acquire any additional companies or businesses, and we cannot assure you that we will identify appropriate acquisition candidates. If we do identify an appropriate acquisition candidate, we cannot assure you that we would be able to successfully negotiate the terms of an acquisition, finance the acquisition or integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of an acquired business could disrupt our business by diverting management away from day-to-day operations. Further, failure to successfully integrate any acquisition may cause significant operating inefficiencies and adversely affect our profitability. Consummating a merger could require us to raise additional funds through additional equity or debt financing. Additional equity financing could result in further dilution of the per share value of your stock. Additional debt financing could force us to accept contractual limitations that could harm our ability to grow.

    AUDITS OF OUR GOVERNMENT CONTRACTS MAY RESULT IN A REDUCTION IN REVENUES WE RECEIVE FROM THOSE CONTRACTS OR MAY RESULT IN CIVIL OR CRIMINAL PENALTIES THAT COULD HARM OUR REPUTATION. Federal government agencies routinely audit government contracts. These agencies review a contractor's performance on its contract, pricing practices, cost structure and compliance with applicable laws, regulations and standards. An audit could result in a substantial adjustment to our revenues because any costs found to be improperly allocated to a specific contract will not be reimbursed, while improper costs already reimbursed must be refunded. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

    WE MAY BE LIABLE FOR PENALTIES UNDER A VARIETY OF PROCUREMENT RULES AND REGULATIONS, AND CHANGES IN GOVERNMENT REGULATIONS COULD SLOW OUR GROWTH OR REDUCE OUR PROFITABILITY. We must comply with and are affected by federal government regulations relating to the formation, administration and performance of government contracts. These regulations affect how we do business with our clients and may impose added costs on our business. Any failure to comply with applicable laws and regulations could result in contract termination, price or fee reductions or suspension or debarment from contracting with the federal government. Further, the federal government may reform its procurement practices or adopt new contracting methods relating to the GSA schedule or other government-wide contract vehicles. If we are unable to successfully adapt to those changes, our business could be seriously harmed.

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

RISKS FACTORS RELATED TO THE EGOVERNMENT SOLUTIONS MARKET

    COMPETITION COULD RESULT IN PRICE REDUCTIONS, REDUCED PROFITABILITY AND LOSS OF MARKET SHARE. Competition in the market for eGovernment solutions is intense. If we are unable to differentiate our services from those of our competitors, our revenue growth and operating margins may decline. Many of our competitors are larger and have greater financial, technical, marketing and public relations resources, larger client bases and greater brand or name recognition than us. Our larger competitors may be able to provide clients with additional benefits, including reduced prices. We may be unable to meet those prices, which may cause us to lose business and market share. Alternatively, we could decide to meet the lower prices, which could harm our profitability. If we fail to compete successfully, our business could be seriously harmed.

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

    OUR GROWTH WILL BE HARMED IF A VIABLE MARKET FOR EGOVERNMENT SERVICES IS NOT SUSTAINED. We cannot be certain that a viable government market for Internet and other advanced technology services will be sustainable. If this market is not sustained and we are unable to refocus our services on the private sector market or other in-demand technologies, our growth would be negatively affected. Although government agencies have recently increased focus on and funding for technology initiatives, we cannot be certain that these initiatives will continue in the future. Budget cutbacks or political changes could result in a change of focus or reductions in funding for technology initiatives, which, in turn, could seriously harm our revenues.

RISKS RELATED TO THE OWNERSHIP OF OUR COMMON STOCK

    OUR QUARTERLY REVENUES AND OPERATING RESULTS COULD BE VOLATILE AND MAY CAUSE OUR STOCK PRICE TO FLUCTUATE. Our quarterly revenues and operating results may fluctuate significantly in the future. In particular, if the Federal government does not adopt a budget for its fiscal year beginning on October 1, Federal agencies may be forced to suspend our contracts due to a lack of funding. Consequently, we may realize lower revenues in the quarter ending December 31. Further, the rate at which the Federal government procures technology may be negatively affected following changes in Presidential administrations and in senior government officials. As a result, our operating results could be volatile and difficult to predict and period-to-period comparisons of our operating results may not be a good indication of our future performance.

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

    OUR OFFICERS AND DIRECTORS WILL OWN 78.8% OF OUR STOCK AND COULD CONTROL MATTERS SUBMITTED TO STOCKHOLDERS FOR THEIR APPROVAL. Our directors and executive officers will beneficially own, in the aggregate, 78.8% of our outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of PEC Solutions.

    WE HAVE VARIOUS MECHANISMS IN PLACE THAT MAY PREVENT A CHANGE IN CONTROL THAT STOCKHOLDERS MAY CONSIDER FAVORABLE. Our certificate of incorporation and bylaws may discourage, delay or prevent a change in control of PEC Solutions that stockholders may consider favorable. Our certificate of incorporation and bylaws:

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

ITEM 2. PROPERTIES

    The Company's operations occupy approximately 213,000 square feet of space located in Fairfax, Virginia, Baltimore, Maryland, Denver, Colorado and Vacaville, California. We also have employees working at client sites throughout the United States. The large majority of the space is office space, all of which is leased. For lease commitment information, reference is made to Note 12 to the accompanying consolidated financial statements. Existing facilities are considered to be generally suitable and adequate for the Company's present needs. We have recently entered into a new lease for an additional facility in our corporate complex in Fairfax, Virginia which will come on line in December 2002 and will replace existing space in Fairfax, Virginia and will provide additional space for some of the anticipated growth. We are currently in negotiations to take an equity interest in the new building under this lease. Based on contracts, it may be necessary in the future to lease additional office space in other cities located in the United States.

ITEM 3. LEGAL PROCEEDINGS

    No information is required by item 3.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No information is required by item 4.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    At March 16, 2001, we had approximately 1,981 holders of record of our common stock. We had 22,493,450 Common Shares outstanding on the Nasdaq National Market. The Company began trading on the Nasdaq National Market on April 20, 2000.The following high and low sale prices indicated for our Common Stock are as reported on the Nasdaq National Market during each of the quarters indicated.

                                                               HIGH       LOW
                                                             --------   --------
Fiscal 2000 Quarter Ended:
    December 31............................................  $ 8.250     $4.375
    September 30...........................................  $11.438     $4.500
    June 30 (from April 20)................................  $ 12.00     $7.063

    During the three months ended December 31, 2000, we sold an aggregate of 60,030 shares of common stock at purchase prices ranging from $0.78 to $1.68 per share, for an aggregate consideration of $60,185 upon exercise of stock options granted under our stock option agreement and our nonqualified stock option plan. For the year ended December 31, 2000, we sold an aggregate of 1,641,828 shares of common stock at purchase prices ranging from $0.78 to $3.05 per share, for an aggregate consideration of $1,982,473 upon exercise of stock options granted under our stock option agreement and our nonqualified stock option plan.

    On January 2, 2001, the company sold an aggregate of 76,534 of common stock at purchase prices of $6.27 and $6.75 per share, for an aggregate consideration of $515,081 under our employee stock purchase plan.

    In April 2000, we commenced and completed a firm commitment underwritten initial public offering of 3,000,000 shares of our common stock at a price of $9.50 per share. The shares were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-1 (No. 333-95331), which was declared effective on April 19, 2000. The public offering was underwritten by a syndicate of underwriters led by Donaldson, Lufkin & Jenrette Securities Corporation; Chase Securities Inc. Legg Mason Wood Walker, Incorporated; and DLJdirect Inc. as their representatives. After deducting underwriting discounts and commissions of approximately $2 million and expenses of approximately $0.9 million, we received net proceeds of $25.6 million.

    The primary purposes of this offering were to create a public market for our common stock, to improve the incentive mechanism for our professionals through stock options, to obtain additional equity capital and to facilitate future access to public markets. We expect to use the net proceeds from this offering for general corporate purposes, including working capital. We may also use a portion of the net proceeds to acquire businesses that are complementary to ours. On August 28, 2000, we acquired all of the outstanding capital stock of Viking Technology, Inc. ("Viking") for $2 million cash plus the assumption of debt in a business combination accounted for as a purchase. Viking is a leading provider of integrated software and advanced technology solutions for state and local law enforcement, fire and emergency medical service agencies. Management will have broad discretion in the allocation of the net proceeds We have no current plans, agreements or commitments for, and are not currently engaged in any negotiations with respect to, any transaction. Pending their use, the proceeds of this offering have been invested in short-term, investment grade, interest-bearing securities.

ITEM 6. SELECTED FINANCIAL DATA

                                                   2000       1999       1998       1997       1996
                                                 --------   --------   --------   --------   --------
                                                   (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
OPERATING RESULTS:
Revenues.......................................  $68,305    $53,202    $41,457    $24,630    $16,216
Gross profit (a)...............................   30,996     22,793     17,942     10,754      6,907
Operating income...............................   10,211      8,975      6,891      3,615      2,203
Net income.....................................    7,272    $ 5,639    $ 4,455      2,305      1,452
Earnings per share.............................
    Basic......................................     0.34       0.33       0.26       0.13       0.08
    Diluted....................................     0.30       0.24       0.20       0.10       0.07

FINANCIAL POSITION:
Cash and cash equivalents......................  $14,656    $ 7,981    $ 5,367    $ 4,520    $ 1,708
Working capital................................   43,182     13,311      9,309      6,781      4,504
Total assets...................................   61,400     24,400     18,271     12,751      7,744
Long-term debt.................................       --         --         --         --         --
Total stockholders' equity.....................   50,700     15,283     10,677      7,962      6,011

------------------------

(a) Gross profit represents revenues less direct costs, which consist primarily of project personnel salaries and benefits and direct expenses incurred to complete projects.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operation section includes "forward-looking statements," within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which we have little or no control. Forward-looking statements may be identified by words including "anticipate," "believe," "estimate," "expect" and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues from the U.S. Government and its agencies and departments (the "Government"), risks involved in contracting with the Government, difficulties we may have in attracting, retaining and managing professional and administrative staff, fluctuations in quarterly results, risks related to acquisitions, risks related to competition and our ability to continue to win and perform efficiently on Government contracts, and other risks and factors identified from time to time in the reports we file with the U.S. Securities and Exchange Commission (SEC), including those identified under the caption "Risk Factors" in our registration statement on Form S-1, (SEC File No. 333-95331.) Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

OVERVIEW

    PEC Solutions is a professional services firm specializing in high-end solutions that help government organizations capitalize on the internet and other advanced technologies. We migrate paper-intensive procedures to web-enabled processes using eGovernment solutions and that help our clients enhance their productivity and improve the services they offer to the public. As a total solutions provider, we address the full technology lifecycle, including formulating technology strategies, creating business solutions, performing long-term operational management and continuing enhancement of the solution.

    As part of our growth strategy, we have completed our acquisition of Viking Technology, Inc. ("Viking") on August 28, 2000. The business combination was accounted for as a purchase. See "Acquisitions".

    We derive substantially all of our revenues from fees for consulting services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts. During 2000, revenues from these contract types were approximately 66%, 22% and 12%, respectively, of total revenues. We expect this approximate mix of business to continue in 2001. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts as the services are provided. We recognize revenues on fixed-price contracts using the percentage of completion method as services are performed over the life of the contract, based on the costs we incur in relation to the total estimated costs. We recognize and make provisions for any anticipated contract losses at the time we know and can estimate them. Fixed-price contracts are attractive to clients, and while subject to increased risks, provide opportunities for increased margins. We recognize revenue on cost-reimbursable contracts as services are provided. These revenues are equal to the costs incurred in providing these services plus a proportionate amount of the fee earned. We have historically recovered all of our costs on cost-reimbursable contracts, which means we have lower risk and our margins are lower on these contracts.

    Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. Existing clients from the previous fiscal year generated approximately 92% of our revenues in 2000, approximately 96% of our revenues in 1999 and approximately 95% of our revenues in 1998. We expect business from existing clients to continue in the 90% range in 2001. We have also expanded our geographic presence by opening offices in Baltimore, Maryland and Denver, Colorado. We manage our client development efforts through each of our strategic service groups, each having specific client responsibility and focus. As of December 31, 2000, we had 588 personnel and on March 16, 2001 we had 638 personnel.

    In 2000, we derived approximately 32% of our revenue through relationships with prime contractors, who contract directly with the end-client and subcontract with us. We expect this percentage to increase in 2001 due to our recent subcontract with EDS. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

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

ACQUISITIONS

    On August 28, 2000, the Company acquired all of the outstanding capital stock of Viking for $2 million cash plus the assumption of debt in a business combination accounted for as a purchase. Viking is a leading provider of integrated software and advanced technology solutions to state and local law enforcement, fire, and emergency medical service agencies. The excess of purchase price over the fair value of the net assets was approximately
$3.6 million. At the time of the acquisition, Viking had 20 employees.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data as a percentage of total revenues for the periods indicated.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenues....................................................   100.0%     100.0%     100.0%
Direct costs................................................    56.7       57.2       54.6
                                                               -----      -----      -----
    Gross profit (a)........................................    43.3       43.8       45.4
Operating costs and expenses:
  General and administrative expenses.......................    23.7       22.5       26.0
  Sales and marketing expenses..............................     3.0        3.4        4.1
  Amortization of goodwill..................................     0.0        0.0        0.4
                                                               -----      -----      -----
    Total operating costs and expenses......................    26.7       26.0       30.5
                                                               -----      -----      -----
Operating income............................................    16.6       16.9       14.9
Other income, net...........................................     0.5        0.5        2.8
                                                               -----      -----      -----
Income from operations before income taxes..................    17.1       17.4       17.7
Provision for income taxes..................................     6.4        6.8        7.1
                                                               -----      -----      -----
Net income..................................................    10.7%      10.6%      10.6%
                                                               =====      =====      =====

------------------------

(a) Gross profit represents revenues less direct costs, which consist primarily of project personnel salaries and benefits and direct expenses incurred to complete projects.

2000 COMPARED WITH 1999

    REVENUES. Revenues increased 28.4% to $68.3 million for 2000 from $53.2 million for 1999. The increase in revenue primarily reflects increases in the amount of services to existing clients. Our individual tasks average six to ten months in length and are continually replaced with new tasking from our clients. We expect our growth rate to increase in 2001.

    DIRECT COSTS. Direct costs increased 22.7% to $37.3 million for 2000 from $30.4 million for 1999. The increase was due primarily to an increase in project personnel to 513 as of December 31, 2000, as compared to 382 as of December 31, 1999. As a service provider, our direct costs increase in conjunction with our increased revenues. Direct costs decreased as a percentage of revenues to 54.6% for 2000, from 57.2% for 1999. The decrease was principally related to normal fluctuations in labor and other direct costs. We expect the amount of direct costs to increase in 2001 and as a percentage of revenues to remain comparable to 2000.

    GROSS PROFIT. Gross profit increased 36.0% to $31.0 million for 2000 from $22.8 million for 1999. Gross profit as a percentage of revenues increased to 45.4% for 2000 from 43.8% for 1999 because revenues grew at a faster rate than direct costs. This increase was principally related to normal fluctuations in labor and other direct costs. We expect the amount of gross profits to be approximately 44-45% of revenues in 2001.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 47.9% to $17.7 million for 2000 from $12.0 million for 1999. These costs, such as rent and other facility costs, recruiting expenses and depreciation of equipment purchased, were related to the increase in project personnel. Facilities costs increased for 2000 due to the opening of our new offices in Fairfax, Virginia. Our total general and administrative headcount increased to 75 employees as of December 31, 2000, compared to 47 employees as of December 31, 1999, consistent with our plans. We expect to incur increased facilities costs in 2001 in connection with opening new offices in San Antonio, Texas and San Diego, California, as well as, adding additional space in Fairfax, Virginia. We expect the amount of general and administrative expenses to increase in 2001, and to be comparable to 2000 as a percentage of revenues.

    SALES AND MARKETING. Sales and marketing expenses increased 54.0% to $2.8 million in 2000 from $1.8 million in 1999. This increase was due to an increase in our marketing efforts. We expect the amount of sales and marketing expenses to increase in 2001 and to be comparable to 2000 as a percentage of revenues.

    AMORTIZATION OF GOODWILL. For the year ended December 31, 2000, we incurred $0.2 million of amortization expense related to the $3.6 million of goodwill we recorded in connection with the acquisition of Viking.

    OPERATING INCOME. Operating income increased 13.8% to $10.2 million for 2000 from $9.0 million for 1999. We expect the amount of operating income in 2001 to be in excess of 10% of revenues.

    ENVIRONMENTAL COSTS. We have not incurred any costs in association with environmental issues and do not anticipate incurring any in calendar year 2001.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

    REVENUES. Revenues increased 28.3% to $53.2 million for 1999 from $41.5 million for 1998. The increase in revenue primarily reflects an increase in the amount of services to existing clients. Our individual tasks average six to ten months in length and are continually replaced with new tasking from our clients.

    DIRECT COSTS. Direct costs increased 27.3% to $30.4 million for 1999 from $23.5 million for 1998. The increase was due primarily to an increase in project personnel to 382 as of December 31, 1999, as compared to 312 as of December 31, 1998. As a service provider, our direct costs increase in conjunction with our increased revenues. Direct costs increased as a percentage of consulting services to 57.2% for 1999 from 56.7% in 1998. The increase was principally related to normal fluctuations in labor and other direct costs.

    GROSS PROFIT. Gross profit increased 27.0% to $22.8 million for 1999 from $17.9 million in 1998. Gross profit as a percentage of revenues decreased to 42.8% for 1999 from 43.3% in 1998 because direct costs grew at a faster rate than revenues. This resulted from normal fluctuations in labor and other direct costs.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 22.0% to $12.0 million in 1999 from $9.8 million for 1998. These expenses grew at a rate less than the growth rate in revenue and direct costs. These costs, such as rent and other facility costs, recruiting expenses and depreciation of equipment purchased, were related to the increase in project personnel. Our total general and administrative headcount increased to 47 employees as of December 31, 1999 compared to

34 employees as of December 31, 1998. Facilities costs also increased for 1999 due to the opening of our new offices in Fairfax, Virginia, Baltimore, Maryland and Denver, Colorado.

    SALES AND MARKETING. Sales and marketing expenses increased 49.0% to $1.8 million in 1999 from $1.2 million in 1998. This increase was due to an increase in our marketing staff and our marketing efforts.

    OPERATING INCOME. Operating income increased 30.3% to $9.0 million for 1999 from $6.9 million for 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to the IPO, we funded our operations primarily through cash generated from operations and the sale of common stock to employees. Net cash provided by operating activities was $5.7 million for the year ended December 31, 2000. Cash provided by operating activities was primarily from net income, adjusted for working capital changes.

    Net cash used by investing activities was $24.6 million for the year ended December 31, 2000. During the year ended December 31, 2000, we purchased
$1.6 million of property and equipment and $21.0 million of short-term investments. We invested $0.2 million in capitalized software. We also purchased Viking for $2.0 million in cash plus approximately $0.1 million in acquisition costs. We received approximately $0.3 million in cash which Viking had at the time of the transaction.

    Net cash provided by financing activities was $25.6 million for the year ended December 31, 2000. During the year ended December 31, 2000, we sold
$28.4 million of common stock and incurred $0.9 million of associated costs in our IPO. We also sold $0.6 million of common stock through the exercise of employee stock options. We paid off approximately $2.1 million of debt which we assumed in the acquisition of Viking.

    Although dividends have been paid in prior years, including $0.4 million in the year ended December 31, 2000, which were accrued at December 31, 1999, we expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any further cash dividends in the foreseeable future. Under the terms of our stock option agreement and plan, we have purchased shares of stock from employees upon their termination of employment. We terminated these terms at the time of the IPO and we will no longer acquire shares from terminating employees.

    We believe that our current cash position is adequate for our short-term and long-term working capital and capital expenditure needs.

    We maintain a $2.7 million line of credit with Bank of America, which bears interest at the bank's prime rate and expires on April 30, 2001. We expect to renew our line of credit when it expires. As of December 31, 2000, we had no borrowings outstanding under the line of credit. We did have outstanding
$1.29 million in letters of credit in lieu of rent deposits.

    Under some of our fixed-price contracts, we receive advance payments for work to be performed in future months. If we do not perform the work, the unearned portion of these advances will be returned to our clients. By December 31, 2000, our accounts receivable turnover rate, net of advance payments on contracts, was approximately five times a year. This rate has improved over the last eight quarters, thus increasing our cash flow.

RECENT ACCOUNTING PRONOUNCEMENTS

    None Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements and financial statement schedules filed with this report: see Item 14 of Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The section entitled "Election of Directors" and "Executive Officers" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 23, 2001, sets forth certain information with respect to the directors and executive officers of the Registrant and are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The section entitled "Executive Compensation" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 23, 2001, sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The section entitled "Stock Ownership" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 23, 2001, sets forth information concerning shares of common stock of the Company beneficially owned by management and others and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The section entitled "Certain Relationships and Related Transactions" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 23, 2001, sets forth information concerning certain relationships and transactions with the Company and others and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of the report:

                                                                PAGE
                                                                ----
1. Consolidated Financial Statements of PEC Solultions, Inc.
   and Subsidiary...........................................
  a. Report of Independent Accountants......................       F-1
  b. Consolidated Balance Sheets as of December 31, 1999 and       F-2
     December 31, 2000......................................
  c. Consolidated Statements of Income for the years ended         F-3
     December 31, 1998, 1999 and 2000.......................
  d. Consolidated Statements of Cash Flows for the years           F-4
     ended December 31, 1998, 1999 and 2000.................
  e. Consolidated Statements of Shareholders' Equity and           F-5
     Comprehensive (Loss) for the years ended December 31,
     1998, 1999 and 2000....................................
  f. Notes to Consolidated Financial Statements.............       F-6

2. Supplemental Schedule Relating to the Consolidated
   Financial Statements of PEC Solutions, Inc. and
   Subsidiary for the years ended December 31, 1998, 1999
   and 2000.................................................
  a. Report of Independent Accounts.........................       S-1
  b. Schedule II: Valuation and Qualifying Accounts.........       S-2

    All Schedules except the one listed above have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements in this filing.

(b) Exhibits

    The following exhibits are filed or incorporated by reference, as state below:

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
        3.1*            Certificate of Incorporation of PEC Solutions, Inc.
        3.2*            By-Laws
       10.1*            Office Lease Agreement between Building IV Associates L.P.
                        and PEC Solutions, Inc.
       10.2*            Amendment No. 1 to Office Lease Agreement between Building
                        IV Associates L.P. and PEC Solutions, Inc.
       10.3*            Office Lease Agreement between Building V Associates L.P.
                        and PEC Solutions, Inc.
       10.4*            Employment Agreement between PEC Solutions, Inc. and David
                        C. Karlgaard., dated January 1, 2000
       10.5*            Employment Agreement between PEC Solutions, Inc. and Paul C.
                        Rice, dated January 1, 2000
       10.6*            Employment Agreement between PEC Solutions, Inc. and Alan H.
                        Harbitter, dated January 1, 2000
       10.7*            Employment Agreement between PEC Solutions, Inc. and Stuart
                        R. Lloyd, dated December 31, 1998
       10.8*            2000 Stock Incentive Plan
       10.9*            1995 Nonqualified Stock Option Plan
       10.10*           1987 Stock Option Agreement, as amended
       10.11*           Nonqualified Executive Supplemental Retirement Program
                        Agreement dated December 1998
       10.12*           2000 Employee Stock Option Plan
       10.13*           Amended and Restated Loan Agreement between PEC Solutions,
                        Inc. and NationsBank, N.A. (Bank of America)
       10.14            Amendment No. 2 to Office Lease Agreement between Building
                        IV Associates L.P. and PEC Solutions, Inc.
       10.15            Amendment No. 3 to Office Lease Agreement between Building
                        IV Associates L.P. and PEC Solutions, Inc.
       10.16            Office Lease Agreement between Building VI L.C. and PEC
                        Solutions, Inc.
       21.1             Subsidiaries of PEC Solutions, Inc.
       23.1             Consent of PricewaterhouseCoopers LLP

--------------------------

* Incorporated herein by reference to the Company's Registration Statement on Form S-1. No. 333-95331.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       PEC SOLUTIONS, INC.

                                                       By:        /s/ DAVID C. KARLGAARD, PH. D.
                                                            -----------------------------------------
                                                                   David C. Karlgaard, PH. D.,
                                                              President and Chief Executive Officer

                                                       Date: March 23, 2001

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, each person whose signature appears below in so signing also makes, constitutes and appoints David C. Karlgaard and Nancy A. Spangler, and each of them acting alone, his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this Report, with exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                                                       Chief Executive Officer,
           /s/ DAVID C. KARLGAARD, PH. D.                President and Chairman of
     -------------------------------------------         the Board of Directors       March 23, 2001
             David C. Karlgaard, PH. D.                  (Principal Executive
                                                         Officer)

                                                       Senior Vice President and
                 /s/ STUART R. LLOYD                     Chief Financial Officer
     -------------------------------------------         and Director (Principal      March 23, 2001
                   Stuart R. Lloyd                       Financial and Accounting
                                                         Officer)

                  /s/ PAUL G. RICE
     -------------------------------------------       Chief Operating Officer and    March 23, 2001
                    Paul G. Rice                         Director

                /s/ ALAN H. HARBITTER
     -------------------------------------------       Chief Technology Officer       March 23, 2001
                  Alan H. Harbitter                      and Director

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                   /s/ JESSE BROWN
     -------------------------------------------       Director                       March 23, 2001
                     Jesse Brown

                  /s/ FRANK J. CARR
     -------------------------------------------       Director                       March 23, 2001
                    Frank J. Carr

                /s/ R. JERRY GROSSMAN
     -------------------------------------------       Director                       March 23, 2001
                  R. Jerry Grossman

                /s/ SHARON M. OWLETT
     -------------------------------------------       Director                       March 23, 2001
                  Sharon M. Owlett

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PEC Solutions, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of PEC Solutions, Inc. (the "Company") and subsidiary as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, VA
February 14, 2001

                              PEC SOLUTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                            ------------------------

                                                                 AS OF DECEMBER 31,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 7,980,635   $14,655,510
  Short-term investments....................................           --    21,016,812
  Accounts receivable, net..................................   13,241,056    15,763,658
  Other current assets......................................      924,493     1,491,186
                                                              -----------   -----------
    Total current assets....................................   22,146,184    52,927,166

Property and equipment, net.................................    1,506,731     2,585,074
Goodwill, net...............................................           --     3,364,518
Other assets................................................      746,624     2,522,881
                                                              -----------   -----------
    Total assets............................................  $24,399,539   $61,399,639
                                                              ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $ 2,425,426   $ 2,150,060
  Advance payments on contracts.............................    1,473,235     1,258,477
  Dividends payable.........................................      413,149            --
  Retirement plan contribution payable......................           --         1,937
  Accrued payroll...........................................    3,248,532     4,214,089
  Accrued vacation..........................................      902,535     1,182,793
  Other current liabilities.................................      372,782       937,930
                                                              -----------   -----------
    Total current liabilities...............................    8,835,659     9,745,286
                                                              -----------   -----------

Supplemental retirement program liability...................      280,849       482,276
Deferred rent payable.......................................           --       458,852
Other long-term liabilities.................................           --        13,703
                                                              -----------   -----------
    Total long-term liabilities.............................      280,849       954,831
                                                              -----------   -----------
    Total liabilities.......................................    9,116,508    10,700,117
                                                              -----------   -----------

Commitments and contingencies

Stockholders' equity:
  Undesignated capital stock, 10,000,000 shares
    authorized..............................................           --            --
  Common stock, $0.01 par value, 75,000,000 shares
    authorized, 17,706,372 and 22,345,440 shares issued and
    outstanding, respectively...............................      177,064       223,454
  Additional paid-in capital................................      600,996    28,692,286
  Retained earnings.........................................   14,504,971    21,777,437
  Accumulated other comprehensive income....................           --         6,345
                                                              -----------   -----------
    Total stockholders' equity..............................   15,283,031    50,699,522
                                                              -----------   -----------
    Total liabilities and stockholders' equity..............  $24,399,539   $61,399,639
                                                              ===========   ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              PEC SOLUTIONS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                            ------------------------

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1998          1999          2000
                                                        -----------   -----------   -----------
Revenues..............................................  $41,456,862   $53,202,162   $68,305,025
                                                        -----------   -----------   -----------

Operating costs and expenses:
  Direct costs........................................   23,514,605    30,409,402    37,309,348
  General and administrative expenses.................    9,825,976    11,991,106    17,731,139
  Sales and marketing expenses........................    1,225,629     1,826,297     2,812,888
  Goodwill amortization...............................           --            --       240,342
                                                        -----------   -----------   -----------

    Total operating costs and expenses................   34,566,210    44,226,805    58,093,717
                                                        -----------   -----------   -----------

  Operating income....................................    6,890,652     8,975,357    10,211,308

Other income, net.....................................      198,829       259,402     1,914,978
                                                        -----------   -----------   -----------

  Income before income taxes..........................    7,089,481     9,234,759    12,126,286

Provision for income taxes............................    2,633,995     3,595,347     4,853,820
                                                        -----------   -----------   -----------

  Net income..........................................  $ 4,455,486   $ 5,639,412   $ 7,272,466
                                                        ===========   ===========   ===========

Earnings per share:
  Basic...............................................  $      0.26   $      0.33   $      0.34
                                                        ===========   ===========   ===========
  Diluted.............................................  $      0.20   $      0.24   $      0.30
                                                        ===========   ===========   ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              PEC SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            ------------------------

                                                                 YEAR ENDED DECEMBER 31,
                                                          --------------------------------------
                                                             1998         1999          2000
                                                          ----------   ----------   ------------
Cash flows from operating activities:
  Net income............................................  $4,455,486   $5,639,412   $  7,272,466
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation........................................     663,307      585,194        717,994
    Amortization of goodwill............................          --           --        240,342
    Deferred rent payable...............................          --           --        458,852
    Deferred income taxes...............................    (251,570)    (326,091)      (384,208)
    Other...............................................       7,476        4,540           (179)
    Changes in operating assets and liabilities,
      excluding those acquired:
      Accounts receivable, net..........................  (3,789,614)  (2,388,715)    (2,078,436)
      Other current assets..............................     232,521      (93,813)      (178,502)
      Other assets......................................          --      (74,125)      (157,047)
      Accounts payable and accrued expenses.............     769,194      744,402        (21,882)
      Advance payments on contracts.....................  (1,291,945)     912,259     (1,276,675)
      Retirement plan contribution payable..............     641,643   (1,224,673)         1,937
      Accrued payroll...................................     847,386      490,642        800,199
      Accrued vacation..................................     237,227      187,454        207,302
      Other current liabilities.........................     267,737       50,067        467,984
      Supplemental retirement program liability.........     105,446      (29,410)       201,427
                                                          ----------   ----------   ------------
        Net cash provided by operating activities.......   2,894,294    4,477,143      6,271,574
                                                          ----------   ----------   ------------

Cash flows from investing activities:
  Net purchases of short-term investments...............          --           --    (21,001,914)
  Purchases of property and equipment...................    (882,107)    (797,353)    (1,614,046)
  Proceeds from maturity of investments.................     454,000           --             --
  Purchase of subsidiary, net of cash acquired..........          --           --     (1,854,435)
  Capitalized software..................................          --           --       (157,462)
  Other.................................................      73,267      (20,364)        (9,949)
                                                          ----------   ----------   ------------
        Net cash used in investing activities...........    (354,840)    (817,717)   (24,637,806)
                                                          ----------   ----------   ------------

Cash flows from financing activities:
  Dividends paid........................................    (299,965)    (347,924)      (413,149)
  Proceeds from the issuance of common stock............     262,853      671,706     28,485,321
  Payment on note payable...............................          --           --     (2,146,280)
  Repurchase of common stock............................  (1,655,327)  (1,291,658)            --
  Common stock offering costs...........................          --      (77,566)      (884,785)
                                                          ----------   ----------   ------------
        Net cash provided by (used in) financing
          activities....................................  (1,692,439)  (1,045,442)    25,041,107
                                                          ----------   ----------   ------------

Net increase in cash....................................     847,015    2,613,984      6,674,875
Cash and cash equivalents at beginning of period........   4,519,636    5,366,651      7,980,635
                                                          ----------   ----------   ------------
Cash and cash equivalents at end of period..............  $5,366,651   $7,980,635   $ 14,655,510
                                                          ==========   ==========   ============

Property and equipment included in accounts payable.....  $       --   $  121,450   $         --
                                                          ==========   ==========   ============
Income taxes paid.......................................  $2,923,178   $4,117,808   $  4,762,550
                                                          ==========   ==========   ============
Interest paid...........................................  $       --   $   37,193   $    141,525
                                                          ==========   ==========   ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              PEC SOLUTIONS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            ------------------------

                                                                     ACCUMULATED
                                  COMMON STOCK        ADDITIONAL        OTHER
                             ----------------------     PAID-IN     COMPREHENSIVE    RETAINED
                               SHARES     PAR VALUE     CAPITAL        INCOME        EARNINGS        TOTAL
                             ----------   ---------   -----------   -------------   -----------   -----------
Balance, December 31,
  1997.....................  17,991,918   $179,919    $   369,593       $   --      $ 7,412,120   $ 7,961,632
Issuance of common stock...     371,220      3,712        259,141           --               --       262,853
Common stock repurchased
  and retired..............    (966,948)    (9,669)       (11,822)          --       (1,633,836)   (1,655,327)
Dividend declared ($.020
  per share)...............          --         --             --           --         (347,924)     (347,924)
Net income.................          --         --             --           --        4,455,486     4,455,486
                             ----------   --------    -----------       ------      -----------   -----------

Balance, December 31,
  1998.....................  17,396,190    173,962        616,912           --        9,885,846    10,676,720
Issuance of common stock...     793,080      7,931        663,775           --               --       671,706
Common stock repurchased
  and retired..............    (482,898)    (4,829)      (679,691)          --         (607,138)   (1,291,658)
Dividend declared ($.023
  per share)...............          --         --             --           --         (413,149)     (413,149)
Net income.................          --         --             --           --        5,639,412     5,639,412
                             ----------   --------    -----------       ------      -----------   -----------

Balance, December 31,
  1999.....................  17,706,372    177,064        600,996           --       14,504,971    15,283,031
Issuance of common stock
  and tax impact on
  exercise of stock
  options..................   4,639,068     46,390     28,091,290           --               --    28,137,680
Comprehensive income:
  Net income...............          --         --             --           --        7,272,466
  Unrealized gain on
    securities, net of
    taxes..................          --         --             --        6,345               --
    Total comprehensive
      income...............          --         --             --           --               --     7,278,811
                             ----------   --------    -----------       ------      -----------   -----------
Balance, December 31,
  2000.....................  22,345,440   $223,454    $28,692,286       $6,345      $21,777,437   $50,699,522
                             ==========   ========    ===========       ======      ===========   ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              PEC SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            ------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

COMPANY

    Performance Engineering Corporation (PEC) was incorporated June 25, 1985, under the laws of the Commonwealth of Virginia. On January 1, 2000, PEC was reincorporated, under the laws of the state of Delaware, as PEC Solutions, Inc. ("PEC Solutions" or the "Company"). The Company provides professional technology services that enable government entities to use the Internet to enhance productivity and improve services to the public. The Company's primary customers are executive agencies and departments of the Federal government, the Federal Judiciary, and prime contractors to the United States government. For 1998, these contracts and subcontracts were time and materials contracts (66%), fixed-price contracts (19%), and cost reimbursable contracts (15%). For 1999, these contracts and subcontracts were time and materials contracts (62%), fixed-price contracts (23%), and cost reimbursable contracts (15%). For 2000, these contracts and subcontracts were time and materials contracts (66%), fixed-priced contracts (22%), and cost-reimbursable contracts (12%).

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include all majority-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION

    The Company's revenue is derived primarily from contracts with the Federal Government. Revenues on time and materials contracts are recognized based on actual hours delivered at the contracted billable hourly rate plus the cost of materials incurred. Revenues on fixed-price contracts are recognized using the percentage-of-completion method based on costs incurred in relation to total estimated costs. Revenue on cost-type contracts is recognized to the extent of costs incurred plus a proportionate amount of fee earned. The fees under certain government contracts may be increased or decreased in accordance with cost or performance incentive provisions that measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue at the time the amounts can be reasonably determined. Provisions for anticipated contract losses are recognized at the time they become known and estimable.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on hand and in banks. The Company also considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 1999 and 2000, cash equivalents included money market funds of approximately $2,070,383 and $2,709,483, respectively, and commercial paper of approximately $0 and $6,793,322, respectively.

CONCENTRATION OF CREDIT RISK

    At times during the year, the Company maintains cash balances at financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) limits. Management believes the risk in these situations to be minimal. In addition, the Company had cash balances of $2,709,483 held in money market funds

                              PEC SOLUTIONS, INC.

                            ------------------------

at local financial institutions as of December 31, 2000. The Company also held commercial paper in the amount of $27,810,134 as of December 31, 2000. These funds are not insured by the FDIC.

MARKETABLE SECURITIES

    The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's marketable securities are categorized as available-for-sale and held-to-maturity. Available-for-sale securities are stated at fair value.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost less accumulated depreciation. For additions prior to January 1, 1999, depreciation is computed on property and equipment using the double declining balance method over the estimated useful lives of the assets, generally 3 to 5 years. Effective January 1, 1999, depreciation is computed on property and equipment using the straight-line method. Depreciation is computed on leasehold improvements using the straight-line method over the shorter of the lease term or the useful life of the respective assets.

LONG-LIVED ASSETS

    The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," (SFAS No. 121). SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds discounted net cash flows attributable to such assets. Based on its most recent analysis, the Company believes that there was no impairment of its long-lived assets as of December 31, 2000.

GOODWILL

    Goodwill represents the excess of the purchase price over fair value of net assets acquired. Goodwill is amortized on a straight-line basis over a 5-year period. Accumulated amortization was $240,342 as of December 31, 2000.

SOFTWARE RESEARCH AND DEVELOPMENT COSTS

    The Company capitalizes research and development costs for marketable software incurred from the time the product is determined to be technologically feasible until it is available for sale. It has also acquired marketable software, which it has capitalized. Acquired software and software development costs are amortized using the straight-line method over a period not to exceed three years.

CONTRACT ADVANCE PAYMENTS

    The Company invoices the Federal Government for some of its contracts based on provisional indirect cost rates. These invoiced amounts are adjusted when the actual rates have been determined by audit. Other Federal Government contracts are billed periodically independent of the percentage of the

                              PEC SOLUTIONS, INC.

                            ------------------------

contract actually completed which, in some situations, results in funds being advanced to the Company in excess of amounts earned.

COMMON STOCK SPLITS

    Effective January 1, 2000, in connection with its reincorporation, the Company's common stock was split 3-for-1. Effective March 1, 2000, the Company's common stock was split 2-for-1. All prior share and per share information in the financial statements have been restated to give effect to these stock splits.

STOCK-BASED COMPENSATION

    The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123).

INCOME TAXES

    The Company accounts for deferred income taxes using the asset and liability method, under which the expected future tax consequences of timing differences between the book and tax basis of assets and liabilities are recognized as deferred tax assets and liabilities.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

SEGMENT REPORTING

    The Company operates as a single segment and will evaluate additional disclosure requirements as it expands its operations.

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior-period financial statements in order to conform to the 2000 presentation.

2.  ACQUISITIONS

    On August 28, 2000, the Company acquired all of the outstanding capital stock of Viking Technology, Inc. ("Viking") for $2 million cash plus the assumption of debt in a business combination accounted for as a purchase. Viking is a leading provider of integrated software and advanced technology solutions for state and local law enforcement, fire and emergency medical service agencies. Assets acquired were $1.8 million and liabilities assumed were $4.2 million. The excess of the purchase price over the fair value of the net liabilities assumed was approximately $3.6 million, which was recorded as goodwill. Pro forma results of operations had the acquisition occurred on January 1, 1999 would not have been significantly different than reported results for the years ended December 31, 1999 and 2000.

                              PEC SOLUTIONS, INC.

                            ------------------------

3.  ACCOUNTS RECEIVABLE

    Accounts receivable consisted of the following as of:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1999          2000
                                                     -----------   -----------
Billed accounts receivable.........................  $11,854,428   $14,597,008
Unbilled accounts receivable.......................    2,255,115     2,448,512
Progress payments..................................     (675,463)   (1,103,983)
                                                     -----------   -----------
                                                      13,434,080    15,941,537
Allowance for doubtful accounts....................     (193,024)     (177,879)
                                                     -----------   -----------
Accounts receivable, net...........................  $13,241,056   $15,763,658
                                                     ===========   ===========

    Unbilled accounts receivable consist of recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients as of the balance sheet date. Management anticipates the collection of these amounts within 90 days of the balance sheet date. Payments to the Company on contracts with agencies and departments of the Federal Government are subject to adjustment upon audit by the Federal Government. All years subsequent to 1997 are subject to audit. Management believes that audit adjustments, if any, on periods not yet audited, will not have a material effect on the financial statements.

4.  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following as of:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         1999          2000
                                                      -----------   ----------
Leasehold improvements..............................  $   455,480   $1,129,782
Property and equipment..............................    3,134,027    3,915,907
Software............................................      383,361      342,426
                                                      -----------   ----------
                                                        3,972,868    5,388,115
Less: accumulated depreciation......................   (2,466,137)  (2,803,041)
                                                      -----------   ----------
                                                      $ 1,506,731   $2,585,074
                                                      ===========   ==========

    Depreciation expense was $663,307, $585,194 and $717,994 for the years ended December 31, 1998, 1999 and 2000, respectively.

5.  NOTE PAYABLE

    The Company has a loan agreement with Bank of America which provides for a line of credit with a limit of $2,700,000 at the prime rate charged by the bank (8.5% and 9.5% as of December 31, 1999 and 2000, respectively). The note is collateralized by the accounts receivable of the Company. As of December 31, 1999 and 2000, the balance due under the line was zero. The bank has issued Letters of Credit in the amount of $1,289,875 against the line. The agreement expires April 30, 2001.

                              PEC SOLUTIONS, INC.

                            ------------------------

6.  STOCK OPTION PLANS

    On February 1, 1987, the Company established an incentive stock option agreement (the "agreement"), to attract, retain and reward employees and on January 1, 1995 the Company established a nonqualified stock option plan (the "plan", collectively "the plans") to attract, retain and reward key employees. The plans are administered by the Board of Directors, which has the authority to determine which officers and key employees are awarded options pursuant to the plans and the related terms and option prices. The number of options available for grant under the plans is limited to the number of Company common shares authorized and available.

    Each stock option granted pursuant to the plans has an exercise price equal to the fair market value of the underlying common stock at the date of grant. Each stock option granted under the agreement has a five-year term and a two-year vesting period. Each stock option granted pursuant to the plan has a ten-year term and no vesting period.

    In January 2000, the Company established a stock incentive plan (the "2000 Plan"). Under the 2000 Plan, options to purchase 1,500,000 shares of common stock are available for 2000. Beginning in 2001, the number of options eligible for grant in each year will be equal to the sum of 6.25% of the number of outstanding shares on January 1 of that year, plus the number of shares eligible for grant in the prior year that were not granted. No more than 15,000,000 options may be granted during the 10-year term of the 2000 Plan.

    In January 2000, the Company established an employee stock purchase plan (the "Purchase Plan"). Under the Purchase Plan, employees, through payroll deductions, are granted options to purchase shares of common stock at a price no less 85% of the fair market value of the common stock on the first or last trading day of each six month option period or the date the shares of common stock are purchased. There are 2,000,000 shares of common stock available for purchase under the Purchase Plan. On January 2, 2001, 76,534 shares were issued under the plan at prices ranging from $6.27 to $6.75 per share.

                              PEC SOLUTIONS, INC.

                            ------------------------

    The following table summarizes the Company's activity for all of its stock option awards granted under the plans:

                                                                               WEIGHTED-
                                                               RANGE OF         AVERAGE
                                             NUMBER OF         EXERCISE        EXERCISE
                                              OPTIONS           PRICE            PRICE
                                             ----------   ------------------   ---------
Balance, December 31, 1997.................   3,892,890   $       0.56- 1.21     $0.93
Granted....................................   1,748,160           1.69- 2.06      1.88
Exercised..................................    (371,220)          0.57- 0.78      0.71
Canceled...................................     (27,870)          0.57- 1.69      1.37
                                             ----------   ------------------     -----
Balance, December 31, 1998.................   5,241,960           0.56- 2.06      1.26
Granted....................................   1,511,550           2.84- 3.18      3.03
Exercised..................................    (793,080)          0.56- 3.05      0.84
Canceled...................................    (291,540)          0.57- 2.84      1.85
                                             ----------   ------------------     -----
Balance, December 31, 1999.................   5,668,890           0.63- 3.18      1.76
Granted....................................     647,793           6.94-12.00      8.91
Exercised..................................  (1,639,068)          0.78- 1.68      1.21
Canceled...................................    (101,760)          1.10-12.00      6.10
                                             ----------   ------------------     -----
Balance, December 31, 2000.................   4,575,855   $       0.63-12.00     $2.87

    The following table summarizes additional information about stock options outstanding as of December 31, 2000:

                                                   OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                           ------------------------------------   -----------------------
                                                        WEIGHTED-
                                                         AVERAGE      WEIGHTED-                 WEIGHTED-
                                                        REMAINING      AVERAGE                   AVERAGE
                                           NUMBER OF   CONTRACTUAL    EXERCISE      NUMBER      EXERCISE
RANGE OF EXERCISE PRICES                    OPTIONS    LIFE (YEARS)     PRICE     EXERCISABLE     PRICE
------------------------                   ---------   ------------   ---------   -----------   ---------
$0.63 to $0.86...........................    453,006       0.92       $    0.83      453,006      $0.83
$0.92 to $1.21...........................  1,061,244       2.01            1.20    1,061,244       1.20
$1.69 to $2.06...........................  1,107,516       3.28            1.89    1,107,516       1.89
$2.67 to $3.18...........................  1,358,046       4.09            3.04      803,862       3.12
$6.94 to $12.00..........................    596,043       9.33            8.86      213,453       8.21
                                           ---------      -----       ---------    ---------      -----
                                           4,575,855       2.63       $    2.87    3,639,081      $2.20
                                           =========      =====       =========    =========      =====

    The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost is recognized for its stock plans based on the intrinsic value of the stock option at date of grant (i.e., the difference between the exercise price and the fair value of the Company's common stock).

    Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plans in 1998, 1999, and 2000, consistent with

                              PEC SOLUTIONS, INC.

                            ------------------------

the method of SFAS No.123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below.

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1998         1999         2000
                                                           ----------   ----------   ----------
Net income, as reported..................................  $4,455,486   $5,639,412   $7,272,466
Pro forma compensation expense...........................    (353,600)    (389,108)  (1,102,213)
                                                           ----------   ----------   ----------
Pro forma net income.....................................  $4,101,886   $5,250,304   $6,170,253
                                                           ==========   ==========   ==========

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1998          1999          2000
                                                              --------      --------      --------
Net income per common share--basic:
  As reported...............................................   $0.26         $0.33         $0.34
  Pro forma.................................................   $0.24         $0.31         $0.29
Net income per common share--diluted:
  As reported...............................................   $0.20         $0.24         $0.30
  Pro forma.................................................   $0.18         $0.22         $0.26

    The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. All significant assumptions and the weighted-average fair value per share granted during the years ended December 31 are as follows:

                                                                       STOCK
                                             STOCK OPTION PLANS       PURCHASE
                                         ---------------------------    PLAN
                                          1998      1999      2000      2000
                                         -------  --------  --------  --------
Expected volatility....................    0%        0%       20%       20%
Risk free interest rates...............   5.4%      5.6%     5.17%     5.00%
Dividend yield.........................   3.6%      2.7%       0%        0%
Expected lives.........................  5 years  5 years   10 years  .7 years
Weighted average fair value per
  share................................   $0.43    $0.36     $4.09     $1.28

7.  BASIC EARNINGS PER SHARE AND DILUTED EARNINGS PER SHARE

    Basic net income per common share is computed on the basis of the weighted-average number of common shares outstanding for the periods. Diluted net income per common share includes the weighted-average effect of dilutive options outstanding during the periods. The weighted average number of shares issuable upon the exercise of outstanding stock options assumes that the applicable proceeds from such exercises are used to acquire treasury shares at the average price of common stock during the periods.

                              PEC SOLUTIONS, INC.

                            ------------------------

    Basic and diluted earnings per share for 1998, 1999, and 2000, were determined as follows:

                                                 YEAR ENDED DECEMBER 31, 1998
                                             ------------------------------------
                                             NET INCOME     SHARES     PER SHARES
                                             ----------   ----------   ----------
Basic EPS..................................  $4,455,486   17,204,352      $0.26
Effect of dilutive options.................          --    5,101,692      (0.06)
                                             ----------   ----------      -----
Diluted EPS................................  $4,455,486   22,306,044      $0.20
                                             ==========   ==========      =====

                                                 YEAR ENDED DECEMBER 31, 1999
                                             ------------------------------------
                                             NET INCOME     SHARES     PER SHARES
                                             ----------   ----------   ----------
Basic EPS..................................  $5,639,412   17,074,536      $0.33
Effect of dilutive options.................          --    6,383,220      (0.09)
                                             ----------   ----------      -----
Diluted EPS................................  $5,639,412   23,457,756      $0.24
                                             ==========   ==========      =====

                                                 YEAR ENDED DECEMBER 31, 2000
                                             ------------------------------------
                                             NET INCOME     SHARES     PER SHARES
                                             ----------   ----------   ----------
Basic EPS..................................  $7,272,466   21,112,760      $0.34
Effect of dilutive options.................          --    2,784,215      (0.04)
                                             ----------   ----------      -----
Diluted EPS................................  $7,272,466   23,896,975      $0.30
                                             ==========   ==========      =====

8.  EMPLOYEE BENEFIT PLAN

    During 1985, the Company established a qualified profit sharing plan in accordance with Section 401(k) of the Internal Revenue Service Code. Under the plan, the Company makes contributions out of profits of the Company based on an amount determined at the discretion of the Board of Directors of the Company. All full-time employees and part-time employees working at least 20 hours a week are eligible to participate in the plan. Eligibility is restricted for new employees, whom are not permitted to participate until the first day of the first calendar quarter following date of hire. The Company contributed $1,224,673, $1,226,316 and $1,714,364 for 1998, 1999 and 2000, respectively.

9.  SUPPLEMENTAL RETIREMENT PROGRAM

    In December 1998, the Company adopted a funded Executive Supplemental Retirement Program for a select group of management or highly compensated employees. The program allows these employees to defer a portion of their salary and bonus. The Company has the option of adding additional amounts of deferred compensation at its sole discretion. The Company contributions are vested after five years. No employee deferrals were made in 1998. In 1999, employee deferrals were $60,093 and in 2000, they were $72,163. The Company contributed $105,446, $99,367 and $112,663 to the program in 1998, 1999 and 2000, respectively.

10. DIVIDENDS

    The Company declared dividends in the amount of $413,149 for 1999, which were paid in 2000, but did not declare any dividends for 2000. The Company expects to retain future earnings, if any, for

                              PEC SOLUTIONS, INC.

                            ------------------------

use in the operation and expansion of the business and does not anticipate paying any further cash dividends in the foreseeable future.

11. INCOME TAXES

    The provision for income taxes consisted of the following:

                                                 YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                              1998         1999         2000
                                           ----------   ----------   ----------
Current:
  Federal................................  $2,429,361   $3,301,488   $4,270,065
  State..................................     456,204      619,950      826,929
                                           ----------   ----------   ----------
Total Current............................   2,885,565    3,921,438    5,096,994
                                           ----------   ----------   ----------

Deferred:
  Federal................................    (211,684)    (304,732)    (204,111)
  State..................................     (39,886)     (21,359)     (39,063)
                                           ----------   ----------   ----------
Total Deferred...........................    (251,570)    (326,091)    (243,174)
                                           ----------   ----------   ----------
Provision for income tax.................  $2,633,995   $3,595,347   $4,853,820
                                           ==========   ==========   ==========

    Deferred tax assets were comprised of the following:

                                                  YEARS ENDED DECEMBER 31,
                                              --------------------------------
                                                1998       1999        2000
                                              --------   --------   ----------
Deferred tax assets (liabilities):
  Accrued vacation..........................  $217,974   $298,974   $  354,531
  Allowance for doubtful accounts...........    25,079     76,206       70,227
  Property and equipment....................    98,734    224,162       (3,619)
  Capital loss carryforward.................     8,734      8,021        8,021
  Deferred rent.............................        --         --      180,539
  Unrealized gains on securities............        --         --       (4,057)
  Net operating loss carry forward..........        --         --      876,761
  Deferred compensation.....................    41,630    110,879      202,045
                                              --------   --------   ----------
Total deferred tax assets, net..............  $392,151   $718,242   $1,684,448
                                              ========   ========   ==========

    A reconciliation between the Company's statutory tax rate and the effective tax rate is as follows:

                                                                      YEARS ENDED
                                                                      DECEMBER 31,
                                                             ------------------------------
                                                               1998       1999       2000
                                                             --------   --------   --------
Statutory federal rate.....................................     34%        34%        35%
State income taxes, net of federal benefits................      3%         5%         5%
                                                                --         --         --
Effective tax rate.........................................     37%        39%        40%
                                                                ==         ==         ==

                              PEC SOLUTIONS, INC.

                            ------------------------

12. COMMITMENTS AND CONTINGENCIES

    The Company leases office facilities and equipment under noncancelable operating lease agreements, which expire in various years through 2013. Future minimum lease payments under operating leases that have noncancelable lease terms in excess of one year as of December 31, 2000 are as follows:

YEARS ENDED DECEMBER 31,
------------------------
2001........................................................  $ 4,569,136
2002........................................................    4,441,157
2003........................................................    3,349,674
2004........................................................    3,425,791
2005........................................................    3,505,779
Thereafter..................................................   31,285,751
                                                              -----------
                                                              $50,577,288
                                                              ===========

    The total rental expense under operating leases was $1,333,455, $2,169,811 and $4,267,350 for the years ended December 31, 1998, 1999 and 2000, respectively.

    The Company subleases space in one of its facilities. Sublease rental income was $182,745 for the year ended December 31, 2000.

    The Company entered into a new lease for a facility to be built-to-suit, which will be ready to occupy December 1, 2002. The lease will expire on December 31, 2018. The terms of the lease will be finalized when the final cost of the building is determined. The Company is negotiating for an equity position in the building.

    In the ordinary course of business, the Company may be party to various legal proceedings. In the opinion of management, the Company's liability, if any, in all pending litigation or other legal proceedings will not have a material effect upon the financial condition, results of operations or liquidity of the Company.

                              PEC SOLUTIONS, INC.

                            ------------------------

13. SELECTED QUARTERLY FINANCIAL INFORMATION (IN THOUSANDS, EXCEPT PER SHARE
DATA)
     UNAUDITED

                                                           FIRST      SECOND     THIRD      FOURTH
2000                                                      QUARTER    QUARTER    QUARTER    QUARTER
----                                                      --------   --------   --------   --------
Revenues................................................  $15,582    $16,614    $17,695    $18,414
                                                          =======    =======    =======    =======
Operating income........................................  $ 2,198    $ 2,353    $ 3,072    $ 2,589
                                                          =======    =======    =======    =======
Net income..............................................  $ 1,413    $ 1,744    $ 2,264    $ 1,854
                                                          =======    =======    =======    =======

Earnings per share:
  Basic.................................................    $0.08      $0.08      $0.10      $0.08
                                                          =======    =======    =======    =======
  Diluted...............................................    $0.06      $0.07      $0.09      $0.08
                                                          =======    =======    =======    =======

Weighted average shares used in computing earnings per
  share:
  Basic.................................................   18,257     21,583     22,275     22,305
                                                          =======    =======    =======    =======
  Diluted...............................................   23,442     24,879     25,285     24,684
                                                          =======    =======    =======    =======

                                                           FIRST      SECOND     THIRD      FOURTH
1999                                                      QUARTER    QUARTER    QUARTER    QUARTER
----                                                      --------   --------   --------   --------
Revenues................................................  $11,813    $13,386    $13,394    $14,609
                                                          =======    =======    =======    =======
Operating income........................................  $ 1,455    $ 2,349    $ 2,468    $ 2,704
                                                          =======    =======    =======    =======
Net income..............................................  $   932    $ 1,465    $ 1,569    $ 1,664
                                                          =======    =======    =======    =======

Earnings per share:
  Basic.................................................    $0.05      $0.09      $0.09      $0.10
                                                          =======    =======    =======    =======
  Diluted...............................................    $0.04      $0.07      $0.08      $0.07
                                                          =======    =======    =======    =======

Weighted average shares used in computing earnings per
  share:
  Basic.................................................   17,156     16,979     17,039     17,128
                                                          =======    =======    =======    =======
  Diluted...............................................   23,645     19,907     20,113     23,379
                                                          =======    =======    =======    =======

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To Board of Directors and
  Stockholders of PEC Solutions, Inc.

    Our audits of the consolidated financial statements referred to in our report dated February 14, 2001, appearing in this Annual Report on Form 10-K, also included an audit of the financial statement schedule appearing on page S-2. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Pricewaterhouse Coopers LLP

McLean, Virginia
February 14, 2001

                              PEC SOLUTIONS, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                   COLUMN B                   COLUMN C                 COLUMN D         COLUMN E
----------------------  ---------------   ---------------------------------   ----------      -------------
                                                      ADDITIONS
                                          ---------------------------------
                                                                CHARGED/
                          BALANCE AT      CHARGED TO COSTS    CREDITED TO                      BALANCE AT
DESCRIPTION             START OF PERIOD     AND EXPENSES     OTHER ACCOUNTS   DEDUCTIONS      END OF PERIOD
-----------             ---------------   ----------------   --------------   ----------      -------------
YEAR ENDED
  DECEMBER 31, 1998
  Allowance for
    doubtful
    accounts..........      $ 69,396          $  5,071          $    --        $    --          $ 74,467
                            --------          --------          -------        -------          --------
                            $ 69,396          $  5,071          $    --        $    --          $ 74,467
                            ========          ========          =======        =======          ========

YEAR ENDED
  DECEMBER 31, 1999
  Allowance for
    doubtful
    accounts..........      $ 74,467          $125,417          $    --        $ 6,860(1)       $193,024
                            --------          --------          -------        -------          --------
                            $ 74,467          $125,417          $    --        $ 6,860          $193,024
                            ========          ========          =======        =======          ========

YEAR ENDED
  DECEMBER 31, 2000
  Allowance for
    doubtful
    accounts..........      $193,024          $     --          $    --        $15,145(1)       $177,879
                            --------          --------          -------        -------          --------
                            $193,024          $     --          $    --        $15,145          $177,879
                            ========          ========          =======        =======          ========

------------------------
(1) Reflects amounts written off against the allowance and related accounts receivable accounts and settlement of doubtful accounts.