Form 10-K/A
period 2000-12-31
PEC SOLUTIONS INC
filed 2001-04-19
CIK 1103013

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-K/A
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


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

RECENT ACCOUNTING PRONOUNCEMENTS

    None Applicable

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



    We invest our cash in a variety of financial instruments, including U.S. Treasury and Agency obligations, money market instruments of domestic and foreign issuers denominated in U.S. dollars of commercial paper, bankers' acceptances, certificates of deposit, euro-dollar time deposits and variable rate issues, corporate note and bonds, asset-backed securities, repurchase agreements, municipal notes and bonds and auction rate preferred securities.



    Investments in both fixed and floating rate interest earning instruments carry a degree of interest rate risk. Fixed securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations because of changes in interest rates or the Company may suffer loses in principal if forced to sell securities which have seen a decline in market value because of changes in interest rates.



    Our investments are made in accordance with an investment policy approved by the Board of Directors. Under this policy, no investment securities can have maturities exceeding one year and the average duration of the portfolio can not exceed six months.


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

(b) Exhibits

    The following exhibits are filed or incorporated by reference, as state below:


       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
        3.1*            Certificate of Incorporation of PEC Solutions, Inc.
        3.2*            By-Laws
       10.1*            Office Lease Agreement between Building IV Associates L.P.
                        and PEC Solutions, Inc.
       10.2*            Amendment No. 1 to Office Lease Agreement between Building
                        IV Associates L.P. and PEC Solutions, Inc.
       10.3*            Office Lease Agreement between Building V Associates L.P.
                        and PEC Solutions, Inc.
       10.4*            Employment Agreement between PEC Solutions, Inc. and David
                        C. Karlgaard., dated January 1, 2000
       10.5*            Employment Agreement between PEC Solutions, Inc. and Paul C.
                        Rice, dated January 1, 2000
       10.6*            Employment Agreement between PEC Solutions, Inc. and Alan H.
                        Harbitter, dated January 1, 2000
       10.7*            Employment Agreement between PEC Solutions, Inc. and Stuart
                        R. Lloyd, dated December 31, 1998
       10.8*            2000 Stock Incentive Plan
       10.9*            1995 Nonqualified Stock Option Plan
       10.10*           1987 Stock Option Agreement, as amended
       10.11*           Nonqualified Executive Supplemental Retirement Program
                        Agreement dated December 1998
       10.12*           2000 Employee Stock Option Plan
       10.13*           Amended and Restated Loan Agreement between PEC Solutions,
                        Inc. and NationsBank, N.A. (Bank of America)
       10.14**          Amendment No. 2 to Office Lease Agreement between Building
                        IV Associates L.P. and PEC Solutions, Inc.
       10.15**          Amendment No. 3 to Office Lease Agreement between Building
                        IV Associates L.P. and PEC Solutions, Inc.
       10.16**          Office Lease Agreement between Building VI L.C. and PEC
                        Solutions, Inc.
       21.1**           Subsidiaries of PEC Solutions, Inc.
       23.1             Consent of PricewaterhouseCoopers LLP


--------------------------

* Incorporated herein by reference to the Company's Registration Statement on Form S-1. No. 333-95331.


** Incorporated herein by reference to the Company's Annual Report on Form 10-K filed on March 26, 2001.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                       PEC SOLUTIONS, INC.

                                                       By:        /s/ DAVID C. KARLGAARD, PH. D.
                                                            -----------------------------------------
                                                                   David C. Karlgaard, PH. D.,
                                                              President and Chief Executive Officer

                                                       Date: April 18, 2001



    Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                                                       Chief Executive Officer,
           /s/ DAVID C. KARLGAARD, PH. D.                President and Chairman of
     -------------------------------------------         the Board of Directors       April 18, 2001
             David C. Karlgaard, PH. D.                  (Principal Executive
                                                         Officer)

                                                       Senior Vice President and
                 /s/ STUART R. LLOYD                     Chief Financial Officer
     -------------------------------------------         and Director (Principal      April 18, 2001
                   Stuart R. Lloyd                       Financial and Accounting
                                                         Officer)

                  /s/ PAUL G. RICE
     -------------------------------------------       Chief Operating Officer and    April 18, 2001
                    Paul G. Rice                         Director

                /s/ ALAN H. HARBITTER
     -------------------------------------------       Chief Technology Officer       April 18, 2001
                  Alan H. Harbitter                      and Director

                          *
     -------------------------------------------       Director                       April 18, 2001
                     Jesse Brown

                          *
     -------------------------------------------       Director                       April 18, 2001
                    Frank J. Carr

                          *
     -------------------------------------------       Director                       April 18, 2001
                  R. Jerry Grossman

                          *
     -------------------------------------------       Director                       April 18, 2001
                  Sharon M. Owlett



*By:                 /s/ DAVID C. KARLGAARD
             --------------------------------------
                        ATTORNEY-IN-FACT

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