Form 10-Q
period 2001-03-31
PEC SOLUTIONS INC
filed 2001-05-11
CIK 1103013

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549 - 0001

                                 ---------------

                                    Form 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED MARCH 31, 2001

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

                                 ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 11, 2001, 22,551,800 of the registrant's Common Stock, par value $.01 per share, were outstanding.

--------------------------------------------------------------------------------

                               PEC SOLUTIONS, INC.
     QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                                            PAGE
    PART I. FINANCIAL INFORMATION
    Item 1. Financial Statements:
    Consolidated Balance Sheets -- March 31, 2001 and December 31, 2000....................  2
    Consolidated Statements of Income -- Three months ended March 31, 2001 and 2000........  3
    Consolidated Statements of Cash Flows  -- Three months ended March 31, 2001 and 2000...  4
    Notes to Consolidated Financial Statements.............................................  5
    Item 2. Management's Discussion and Analysis of Financial Condition and Results of
         Operations........................................................................  7
    Item 3. Qualitative and Quantitative Disclosure about Market Risk...................... 12
    PART II. OTHER INFORMATION
    Items 1 -- 6........................................................................... 13
    Signatures............................................................................. 15

                          PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

                               PEC SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                          AS OF        AS OF
                                                         MARCH 31,    DEC. 31,
                                                           2001         2000
                                                        ----------  ----------
                                                        (UNAUDITED)
                                     ASSETS
 Current assets:
      Cash and cash equivalents .......................   $12,514   $14,655
      Short-term investments ..........................    22,087    21,017
      Accounts receivable, net ........................    21,029    15,764
      Other current assets ............................     1,674     1,491
                                                          -------   -------
 Total current assets .................................    57,304    52,927

 Property and equipment, net ..........................     2,554     2,585
 Goodwill, net ........................................     3,184     3,365
 Other assets .........................................     2,639     2,523
                                                          -------   -------
 Total assets .........................................   $65,681   $61,400
                                                          =======   =======

             LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
      Accounts payable and accrued expenses ...........   $ 1,870   $ 2,150
      Advance payments on contracts ...................       736     1,258
      Retirement plan contribution payable ............       284         2
      Accrued payroll .................................     4,147     4,214
      Accrued vacation ................................     1,519     1,183
      Other current liabilities .......................     2,247       938
                                                          -------   -------
 Total current liabilities ............................    10,803     9,745
 Long-term liabilities:
      Supplemental retirement program liability .......       505       482
      Deferred rent payable ...........................       567       459
      Other long-term liabilities .....................         8        14
                                                          -------   -------
 Total long-term liabilities ..........................     1,080       955
                                                          -------   -------
 Total liabilities ....................................    11,883    10,700
                                                          -------   -------

 Commitments and contingencies:

 Stockholders' equity
      Undesignated capital stock, 10,000,000 shares
            authorized ................................      --        --
      Common stock, $0.01 par value, 75,000,000 shares
           authorized, 22,499,880 and 22,345,440 shares
           issued and outstanding, respectively .......       225       223
      Additional paid-in capital ......................    29,418    28,692
      Retained earnings ...............................    24,158    21,779
      Accumulated other comprehensive income (loss) ...        (3)        6
                                                          -------   -------
 Total stockholders' equity ...........................    53,798    50,700
                                                          -------   -------
 Total liabilities and stockholders' equity ...........   $65,681   $61,400
                                                          =======   =======


                       See notes to consolidated financial statements.

                               PEC SOLUTIONS, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                THREE MONTHS ENDED
                                              ----------------------
                                               MARCH 31,   MARCH 31,
                                                 2001       2000
                                              ----------  ----------
                                                   (UNAUDITED)
Revenues ...................................   $21,920     $15,582
                                               -------     -------
Operating costs and expenses:
     Direct costs ..........................    11,798       8,903
     General and administrative expenses ...     5,368       3,941
     Sales and marketing expenses ..........       895         540
     Amortization of goodwill ..............       180          --
                                               -------     -------
          Total operating costs and expenses    18,241      13,384
                                               -------     -------
Operating income ...........................     3,679       2,198
Other income, net ..........................       468         115
                                               -------     -------
Income before income taxes .................     4,147       2,313
Provision for income taxes .................     1,709         900
                                               -------     -------
Net income .................................   $ 2,438     $ 1,413
                                               =======     =======
Earnings per share:
     Basic .................................   $  0.11     $  0.08
                                               =======     =======
     Diluted ...............................   $  0.10     $  0.06
                                               =======     =======
Weighted average shares used in
   computing earnings per share:
     Basic .................................    22,472      18,257
                                               =======     =======
     Diluted ...............................    25,536      23,442
                                               =======     =======

               See notes to consolidated financial statements.

                               PEC SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                 THREE MONTHS ENDING
                                                                              -------------------------
                                                                                 MARCH 31,    MARCH 31,
                                                                                  2001        2000
                                                                                     (Unaudited)
        Cash flows from operating activities:
             Net income .....................................................   $  2,438    $  1,413
             Adjustments to reconcile net income to net cash provided by operating activities:
                  Depreciation and amortization..............................        272         139
                  Amortization of goodwill ..................................        180          --
                  Deferred rent payable .....................................        108          --
                  Deferred income taxes .....................................        (48)         --
              Changes in operating assets and liabilities:
                  Accounts receivable, net ..................................     (5,265)      1,076
                  Other current assets ......................................       (164)        (66)
                  Other assets ..............................................         (3)        (59)
                  Accounts payable and accrued expenses .....................       (259)       (109)
                  Advance payments on contracts .............................       (523)       (359)
                  Retirement plan contribution payable ......................        282         248
                  Accrued payroll ...........................................        (61)       (632)
                  Accrued vacation ..........................................        337         268
                  Other current liabilities .................................      1,802         117
                  Supplemental retirement program liability .................         23          55
                  Other long-term liabilities ...............................         (5)         --
                                                                                --------    --------
                      Net cash provided (used) by operating activities ......       (886)      2,091
                                                                                --------    --------
        Cash flows from investing activities:
                  Purchases of property and equipment .......................       (188)       (230)
                  Purchases of short-term investments........................     (1,045)         --
                     Capitalized software ...................................       (177)         --
                                                                                --------    --------
                      Net cash used by investing activities .................     (1,410)       (230)
                                                                                --------    --------
        Cash flows from financing activities:
                  Dividends paid ............................................         --        (413)
                  Proceeds from issuance of common stock ....................        155       2,179
                  Common stock offering costs ...............................         --        (162)
                                                                                --------    --------
                        Net cash provided by financing activities ...........        155       1,604
                                                                                --------    --------
        Net increase (decrease) in cash .....................................     (2,141)      3,465
        Cash and cash equivalents at beginning of period ....................     14,655       7,981
                                                                                --------    --------
        Cash and cash equivalents at end of period ..........................   $ 12,514    $ 11,446
                                                                                ========    ========
        Income taxes paid ...................................................   $    100    $    171
                                                                                ========    ========
        Interest paid .......................................................   $      1    $     --
                                                                                ========    ========

--------------


                 See notes to consolidated financial statements.

                               PEC SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1.   Financial Statements

     The accompanying consolidated financial statements, except for the December 31, 2000 balance sheet, are unaudited and have been prepared in accordance with accounting standards generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally in the United States have been omitted. In the opinion of management, all adjustments, consisting of normally recurring accruals, considered necessary for a fair presentation, have been included. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements for the years ended December 31, 1999 and 2000 and for each of the three years in the period ended December 31, 2000 included on Form 10-K, as amended, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the operating results to be expected for the full year.

2.       Principles of Consolidation

      The consolidated financial statements include all majority-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated.

3.   Initial Public Offering

     The Company completed an initial public offering of common stock during April 2000. The Company sold 3,000,000 shares of common stock generating $25.6 million in proceeds to the Company, net of offering expenses.

4.   Accounts Receivable

     Accounts receivable consist of the following as of:


                                              MARCH 31,           DECEMBER 31,
                                                2001                 2000
                                             -----------          -----------
                                                  (Dollars in thousands)
   Billed accounts receivable                $    18,646          $    14,597
   Unbilled accounts receivable                    3,297                2,449
   Progress payments                                (736)              (1,104)
                                             -----------          -----------
                                                  21,207               15,942
   Allowance for doubtful accounts                  (178)                (178)
                                             -----------          -----------
   Accounts receivable, net                  $    21,029          $    15,764
                                             ===========          ===========


     Unbilled accounts receivable comprise recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients as of the balance sheet date. Management anticipates the collection of these amounts within 90 days of the balance sheet date. Payments to the Company on contracts with agencies and departments of the U.S. Government are subject to adjustment upon audit by the U.S. Government. All years subsequent to 1997 are subject to U.S. Government audit. Management believes the effect of audit adjustments, if any, on periods not yet audited, will not have a material effect on the financial statements.

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

6.   Net Income Per Share

     Basic and diluted earnings per share for the three months ended March 31, 2001 and 2000 were determined as follows:


                              Three Months Ended March 31, 2001   Three Months Ended March 31, 2000
                                         (Dollars in thousands, except for per share amounts)
                             -----------------------------------  ----------------------------------
                                 Net                                 Net
                               Income       Shares     Per Share    Income      Shares    Per Share
                             ----------   ----------   ---------  ----------   ----------  ---------
Basic EPS ................   $    2,438   22,472,154   $   0.11   $    1,413   18,257,334   $   0.08
Effect of dilutive options           --    3,064,115      (0.01)          --    5,184,255      (0.02)
                             ----------   ----------   --------   ----------   ----------   --------
Diluted EPS ..............   $    2,438   25,536,269   $   0.10   $    1,413   23,441,589   $   0.06
                             ==========   ==========   ========   ==========   ==========   ========

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

     We derive substantially all of our revenues from fees for consulting services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts. During the three months ended March 31, 2001, revenues from these contract types were approximately 77%, 12% and 11%, respectively, of total revenues. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts as the services are provided. We recognize revenues on fixed-price contracts using the percentage of completion method as services are performed over the life of the contract, based on the costs we incur in relation to the total estimated costs. We recognize and make provisions for any anticipated contract losses at the time we know and can estimate them. Fixed-price contracts are attractive to clients and, while subject to increased risks, provide opportunities for increased margins. We recognize revenues on cost-reimbursable contracts as services are provided. These revenues are equal to the costs incurred in providing these services plus a proportionate amount of the fee earned. We have historically recovered all of our costs on cost-reimbursable contracts, which means we have lower risk and our margins are lower on these contracts.

     Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. Existing clients from the previous year generated approximately 80% of our revenues in the three months ended March 31 2001. As of March 31, 2001, we had 708 personnel.

     In the three months ended March 31, 2001, we derived approximately 36% of our revenues through relationships with prime contractors, who contract directly with the end-client and subcontract with us. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

     Our most significant expense is direct costs, which consist primarily of project personnel salaries and benefits, and direct expenses incurred to complete projects. Our direct costs as a percentage of revenues are also related to the utilization rate of our consulting personnel. We manage utilization by frequently monitoring project requirements and timetables. The number of consulting personnel assigned to a project will vary according to the size, complexity, duration and demands of the project.

     General and administrative expenses consist primarily of costs associated with our executive management, finance and administrative groups, human resources, unassigned consulting personnel, personnel training, occupancy costs, depreciation and amortization, travel and all other branch and corporate costs.

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

                                                              THREE MONTHS ENDED
-------------------------------------------------------------------------------------
                                                            MARCH 31,       MARCH 31,
                                                              2001            2000
                                                             (Dollars in thousands)
Statement of Income:
Revenues.............................................       $21,920          $15,582
Direct costs.........................................        11,798            8,903
                                                            -------          -------
Gross profit (a).....................................        10,122            6,679
                                                            -------          -------
Other operating costs and expenses:
  General and administrative expenses................         5,368            3,941
  Sales and marketing expenses.......................           895              540
  Amortization of goodwill ..........................           180               --
                                                            -------          -------
        Total other operating costs and expenses.....         6,443            4,481
                                                            -------          -------
Operating income.....................................         3,679            2,198
Other income, net....................................           468              115
                                                            -------          -------
Income before income taxes...........................         4,147            2,313
Provision for income taxes...........................         1,709              900
                                                            -------          -------
Net income...........................................       $ 2,438          $ 1,413
                                                            =======          =======

As a Percentage of Revenues:

Revenues.............................................         100.0%           100.0%
Direct costs.........................................          53.8             57.1
                                                            -------          -------
Gross profit (a).....................................          46.2             42.9
                                                            -------          -------
Other operating costs and expenses:
     General and administrative expenses.............          24.5             25.3
     Sales and marketing expenses....................           4.1              3.5
     Amortization of goodwill .......................           0.8               --
                                                            -------          -------
         Total other operating costs and expenses......        29.4             28.8
                                                            -------          -------
Operating income.......................................        16.8             14.1
Other income, net......................................         2.1              0.8
                                                            -------          -------
Income before income taxes.............................        18.9             14.9
Provision for income taxes.............................         7.8              5.8
                                                            -------          -------
Net income.............................................        11.1%             9.1%
                                                            =======          =======


--------------------------

(a) Gross profit represents revenues less direct costs, which consist primarily of project personnel salaries and benefits and direct expenses incurred to complete projects.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH
     THE THREE MONTHS ENDED MARCH 31, 2000

     REVENUES. For the three months ended March 31, 2001, our total revenues increased by 40.7%, or $6.3 million over the same period last year. The increase in revenues primarily reflects an increase in the volume of services to existing clients and services to new clients, which represents approximately 20% of revenues.

     DIRECT COSTS. For the three months ended March 31, 2001, direct costs increased by 32.5%, or $2.9 million, over the same period last year. The increase was due primarily to an increase in project personnel to 627 as of March 31, 2001 as compared to 384 as of March 31, 2000. Direct costs decreased as a percentage of revenues for the period ended March 31, 2001, to 53.8% as compared to 57.1% in the same period last year, due to normal fluctuations in labor and other direct costs.

     GROSS PROFIT. Gross profit increased by 51.5% to $10.1 million in the three months ended March 31, 2001 from $6.4 million in the three months ended March 31, 2000. Gross profit as a percentage of revenues increased to 46.2% in the three months ended March 31, 2001 from 42.9% in the three months ended March 31, 2000, as direct costs grew at a slower rate than revenues due to normal fluctuations in labor and other direct costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 36.2% to $5.4 million in the three months ended March 31, 2001 from $3.9 million in the three months ended March 31, 2000. Facility costs increased in the current quarter over last year due to the opening of new offices in Fairfax, Virginia. Our total general and administrative headcount increased to 81 employees as of March 31, 2001 compared to 53 employees as of March 31, 2000, consistent with our plans.

     SALES AND MARKETING. Sales and marketing expenses increased 65.6% to $0.9 million in the three months ended March 31, 2001 from $0.5 million in the three months ended March 31, 2000. This increase was due to an increase in our marketing efforts.

     AMORTIZATION OF GOODWILL. In the three months ended March 31, 2001, we incurred $180,000 of amortization expense related to the $3.6 million of goodwill we recorded in connection with the acquisition of Viking.

     OPERATING INCOME. Operating income increased 67.4% to $3.7 million in the three months ended March 31, 2001 from $2.2 million in the three months ended March 31, 2000. This increase was due primarily to increased revenues and decreased costs as a percentage of revenues.

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

     The federal government's fiscal year ends September 30. If a budget for the next fiscal year has not been approved by that date, our clients may have to suspend engagements that we are working on until a budget has been approved. Such suspensions may cause us to realize lower revenues in the fourth quarter of the year. Further, a change in Presidential administrations and in senior government officials may negatively affect the rate at which the federal government purchases technology, although we have not seen a negative impact with the current change in administration.

     As a result of the factors above, period to period comparisons of our revenues and operating results may not be meaningful. You should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on our operating results and financial condition.

     Liquidity and Capital Resources

     Prior to the IPO, we funded our operations primarily through cash generated from operations and the sale of common stock to employees. Net cash used by operating activities was $0.9 million for the three months ended March 31, 2001. Cash used by operating activities was primarily from net income, adjusted for working capital changes, principally an increase in accounts receivable.

     Net cash used by investing activities was $1.4 million for the three months ended March 31, 2001. During the three months ended March 31, 2001, we purchased $0.2 million of property and equipment and $1.0 million of short-term investments and incurred $0.2 million for capitalized software development costs.

     Net cash provided by financing activities was $0.2 million from the sale of common stock to employees upon the exercise of their stock options for the three months ended March 31, 2001.

     Although dividends have been paid in prior years, including $0.4 million in the three months ended March 31, 2000, which were accrued at December 31, 1999, we expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any further cash dividends in the foreseeable future.

     We believe that our current cash position is adequate for our short-term and long-term working capital and capital expenditure needs.


     We maintained a $2.7 million line of credit with Bank of America, bearing interest at the bank's prime rate, which expired on April 30, 2001. We are currently renegotiating the renewal of our line of credit. As of March 31, 2001, we had no borrowings outstanding under the line of credit. We did have outstanding $1.29 million in letters of credit in lieu of rent deposits.

     Under some of our fixed-price contracts, we receive advance payments for work to be performed in future months. If we do not perform the work, the unearned portion of these advances will be returned to our clients. At March 31, 2001, our accounts receivable turn over rate, net of advance payments on contracts, was approximately four times a year. This rate has decreased slightly over the last eight quarters.


Recent Accounting Pronouncements

     None Applicable

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which we have little or no control. Forward-looking statements may be identified by words including "anticipate," "believe," "estimate," "expect" and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to our future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the Forward-Looking Statements. Factors that could cause actual results to differ from Forward-Looking Statements include the concentration of our revenues from government clients, risks involved in contracting with the government, difficulties we may have in attracting, retaining and managing professional and administrative staff, fluctuations in quarterly results, risks related to acquisitions, risks related to competition and our ability to continue to win and perform efficiently on contracts, and other risks and factors identified from time to time in our reports filed with the SEC, including those identified under the section entitled "Risk Factors" in our Registration Statement on Form 10-K (SEC File No. 000-30271) as amended which hereby is incorporated by reference. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

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

     Investments in both fixed and floating rate interest earning instruments carry a degree of interest rate risk. Fixed securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rare securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations because of changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value because of changes in interest rates.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three months ended March 31, 2001, we sold an aggregate of 75,146 shares of common stock at purchase prices ranging from $1.10 to $2.84 per share, for an aggregate consideration of $155,000 thousand upon exercise of stock options granted under our stock option agreement and our nonqualified stock option plan. These sales were covered by a registration statement on Form S-8.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6 (A) EXHIBITS


     EXHIBIT
     NUMBER         EXHIBIT DESCRIPTION
     -------        -------------------
      3.1*          Certificate of Incorporation

      3.2*          By-Laws

     10.1*          Office Lease Agreement between Building IV
                    Associates L.P. and the Registrant

     10.2*          Amendment No. 1 to Office Lease Agreement between
                    Building IV Associates L.P. and the Registrant

     10.3*          Office Lease Agreement between Building V
                    Associates L.P. and the Registrant

     10.4*          Employment Agreement between the Registrant and
                    David C. Karlgaard, dated January 1, 2000

     10.5*          Employment Agreement between the Registrant and
                    Paul G. Rice, dated January 1, 2000

     10.6*          Employment Agreement between the Registrant and
                    Alan H. Harbitter, dated January 1, 2000

     10.7*          Employment Agreement between the Registrant and
                    Stuart R. Lloyd, dated December 31, 1998

     10.8*          2000 Stock Incentive Plan

     10.9*          1995 Nonqualified Stock Option

     10.10*         1987 Stock Option Agreement, as amended

     10.11*         Nonqualified Executive Supplemental Retirement
                    Program Agreement dated December 1998

     10.12*         2000 Employee Stock Option Plan

     10.13*         Amended and Restated Loan Agreement between the
                    Registrant and NationsBank, N.A.

      10.14**       Amendment No. 2 to Office Lease Agreement between Building
                    IV Associates L.P. and PEC Solutions, Inc.

      10.15**       Amendment No. 3 to Office Lease Agreement between Building
                    IV Associates L.P. and PEC Solutions, Inc.

      10.16**       Office Lease Agreement between Building VI L.C. and
                    PEC Solutions, Inc.

      21.1**        Subsidiaries of PEC Solutions, Inc.


* Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-95331.

** Incorporated herein by reference to the Company's Annual Report on Form 10K/A filed on April 19, 2001.

     (b) Reports on Form 8-K

     None.

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



May 11, 2001