Form 10-Q
period 2001-06-30
PEC SOLUTIONS INC
filed 2001-08-13
CIK 1103013

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549 - 0001


                            -----------------------

                                    FORM 10-Q

(Mark One)

/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001

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


                            -----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /X/ No / /

     As of August 10, 2001, 25,865,833 of the registrant's Common Stock, par value $.01 per share, were outstanding.

================================================================================

                               PEC SOLUTIONS, INC.
      QUARTERLY REPORT ON FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                TABLE OF CONTENTS


                                                                                                        PAGE
                                                                                                        ----
Item 1. Financial Statements:
Consolidated Balance Sheets - June 30, 2001 and December 31, 2000....................................      3
Consolidated Statements of Income - Three and six months ended June 30, 2001 and 2000................      4
Consolidated Statements of Cash Flows -- Six months ended June 30, 2001 and 2000.....................      5
Notes to Consolidated Financial Statements...........................................................      6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........   7-11
Item 3. Qualitative and Quantitative Disclosure about Market Risk....................................     11
PART II. OTHER INFORMATION
Items 1 -- 6.........................................................................................  12-14
Signatures...........................................................................................     15

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                               PEC SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                 AS OF        AS OF
                                                                                               JUNE 30,      DEC. 31,
                                                                                                 2001          2000
                                                                                              -----------  ----------
                                                                                              (UNAUDITED)
                                     ASSETS
Current assets:
                  Cash and cash equivalents ...............................................   $  10,534    $  14,655
                  Short-term investments ..................................................      20,392       21,017
                  Common stock subscription receivable ....................................      48,330         --
                  Accounts receivable, net ................................................      28,185       15,764
                  Other current assets ....................................................       1,596        1,491
                                                                                              ---------    ---------
Total current assets ......................................................................     109,037       52,927

Property and equipment, net ...............................................................       2,684        2,585
Goodwill, net .............................................................................       3,004        3,365
Other assets ..............................................................................       4,448        2,523
                                                                                              ---------    ---------
Total assets ..............................................................................   $ 119,173    $  61,400
                                                                                              =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
                  Accounts payable and accrued expenses ...................................   $   3,068    $   2,150
                  Advance payments on contracts ...........................................       1,027        1,258
                  Retirement plan contribution payable ....................................         567            2
                  Accrued payroll .........................................................       4,643        4,214
                  Accrued vacation ........................................................       1,685        1,183
                  Other current liabilities ...............................................       1,328          938
                                                                                              ---------    ---------
Total current liabilities .................................................................      12,318        9,745
                                                                                              ---------    ---------

Long-term liabilities:
                  Supplemental retirement program liability ...............................         591          482
                  Deferred rent payable ...................................................         688          459
                  Other long-term liabilities .............................................           4           14
                                                                                              ---------    ---------
Total long-term liabilities ...............................................................       1,283          955
                                                                                              ---------    ---------
Total liabilities .........................................................................      13,601       10,700
                                                                                              ---------    ---------
Commitments and contingencies

Stockholders' equity:
                  Undesignated capital stock, 10,000,000 shares authorized ................        --           --
                  Common stock, $0.01 par value, 75,000,000 shares authorized,
                           25,668,371 and 22,345,440 shares issued and
                           outstanding, respectively ......................................         257          223
                  Additional paid-in capital ..............................................      77,560       28,692
                  Retained earnings .......................................................      27,765       21,779
                  Accumulated other comprehensive income (loss) ...........................         (10)           6
                                                                                              ---------    ---------
Total stockholders' equity ................................................................     105,572       50,700
                                                                                              ---------    ---------
Total liabilities and stockholders' equity ................................................   $ 119,173    $  61,400
                                                                                              =========    =========



                 See notes to consolidated financial statements.

                               PEC SOLUTIONS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                             -----------------------------          ----------------------------
                                                             JUNE 30,             JUNE 30,          JUNE 30,            JUNE 30,
                                                               2001                 2000              2001               2000
                                                               ----                 ----              ----               ----
                                                                                         (UNAUDITED)
Revenues                                                     $27,134              $16,614           $49,054            $32,196
                                                             -------              -------           -------            -------
Operating costs and expenses:
                  Direct costs............................    14,261                9,027            26,058             17,930
                  General and administrative expenses ....     5,722                4,640            11,090              8,581
                  Sales and marketing expenses............     1,136                  594             2,032              1,134
                  Amortization of goodwill................       180                   --               360                 --
                                                              ------               ------           -------            -------
Total operating costs and expenses........................    21,299               14,261            39,540             27,645
                                                              ------               ------           -------            -------
Operating income..........................................     5,835                2,353             9,514              4,551
Other income, net.........................................       441                  473               909                588
                                                              ------               ------           -------            -------
Income before income taxes................................     6,276                2,826            10,423              5,139
Provision for income taxes................................     2,585                1,082             4,294              1,982
                                                              ------               ------           -------            -------
Net income................................................    $3,691               $1,744           $ 6,129            $ 3,157
                                                              ======               ======            ======             ======
Earnings per share:
                  Basic...................................     $0.16                $0.08             $0.27              $0.16
                                                              ======               ======            ======             ======
                  Diluted.................................     $0.14                $0.07            $ 0.24              $0.14
                                                              ======               ======            ======             ======
Weighted average shares used
in computing earnings per share:
                  Basic...................................    22,658               21,583            22,565             19,916
                                                              ======               ======            ======             ======
                  Diluted.................................    26,386               24,879            26,074             23,346
                                                              ======               ======            ======             ======


                 See notes to consolidated financial statements.

                               PEC SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                       SIX MONTHS ENDING
                                                                                                     ------------------------
                                                                                                     JUNE 30,        JUNE 30,
                                                                                                      2001             2000
                                                                                                      ----             ----
                                                                                                           (UNAUDITED)
Cash flows from operating activities:
                  Net income...................................................................     $ 6,129          $ 3,157
                  Adjustments to reconcile net income to
                           net cash provided by operating activities:
                           Depreciation and amortization.......................................         527              329
                           Amortization of goodwill............................................         360               --
                           Deferred rent payable...............................................         229              215
                           Deferred income taxes...............................................        (137)              --
                  Changes in operating assets and liabilities:
                           Accounts receivable, net............................................     (12,421)           1,413
                           Other current assets................................................         (62)          (1,053)
                           Other assets........................................................         (32)            (270)
                           Accounts payable and accrued expenses...............................         378             (175)
                           Advance payments on contracts.......................................        (231)            (518)
                           Retirement plan contribution payable................................         565              502
                           Accrued payroll.....................................................         428             (446)
                           Accrued vacation....................................................         502              337
                           Other current liabilities...........................................         976              532
                           Supplemental retirement program liability...........................         109              110
                           Other long-term liabilities.........................................         (10)              --
                                                                                                   --------         --------
                                    Net cash provided (used) by operating activities...........      (2,690)           4,133
                                                                                                   --------         --------
Cash flows from investing activities:
                           Purchases of property and equipment.................................        (520)            (856)
                           Net sales (purchases) of short-term investments.....................         637           (7,580)
                           Investment in affiliate.............................................      (1,500)              --
                           Capitalized software................................................        (431)              --
                                                                                                   --------         --------
                                    Net cash used by investing activities......................      (1,814)          (8,436)
                                                                                                   --------         --------
Cash flows from financing activities:
                           Dividends paid......................................................          --             (413)
                           Proceeds from issuance of common stock..............................         441           28,387
                           Common stock offering costs.........................................         (58)            (878)
                                                                                                   --------         --------
                                    Net cash provided by financing activities..................         383           27,096
                                                                                                   --------         --------
Net increase (decrease) in cash................................................................      (4,121)          22,793
Cash and cash equivalents at beginning of period...............................................      14,655            7,981
                                                                                                   --------         --------
Cash and cash equivalents at end of period.....................................................    $ 10,534         $ 30,774
                                                                                                   ========         ========
Income taxes paid..............................................................................      $3,820            $ 171
                                                                                                   ========         ========
Interest paid..................................................................................         $ 2              $--
                                                                                                   ========         ========

                 See notes to consolidated financial statements.

                               PEC SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

1. Financial Statements

     The accompanying consolidated financial statements, except for the December 31, 2000 balance sheet, are unaudited and have been prepared in accordance with accounting standards generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally in the United States have been omitted. In the opinion of management, all adjustments, consisting of normally recurring accruals, considered necessary for a fair presentation, have been included. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements for the years ended December 31, 1999 and 2000 and for each of the three years in the period ended December 31, 2000 included on Form 10-K, as amended, as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of the operating results to be expected for the full year.

2. Principles of Consolidation

     The consolidated financial statements include all majority-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated.

3. Initial Public Offering and Follow-On Offering

     The Company completed an initial public offering of common stock during April 2000. The Company sold 3,000,000 shares of common stock generating $25.6 million in proceeds to the Company, net of offering expenses. The Company completed a follow-on offering of common stock during June 2001. On June 27, 2001, the Company issued 3,000,000 shares of common stock, which closed on July 3, 2001. The Company has recorded the issuance of such shares as a common stock subscription receivable in the amount of $48.3 million. Net of offering expenses, proceeds to the Company were $47.7 million.

4. Accounts Receivable

     Accounts receivable consist of the following as of:

                                            JUNE 30,                          DECEMBER 31,
                                              2001                              2000
                                              ----                              ----
                                                       (DOLLARS IN THOUSANDS)
Billed accounts receivable                  $26,659                            $ 14,597
Unbilled accounts receivable                  2,731                               2,449
Progress payments                            (1,027)                             (1,104)
                                            -------                            --------
                                             28,363                              15,942
Allowance for doubtful accounts                (178)                               (178)
                                            -------                            --------
Accounts receivable, net                    $28,185                            $ 15,764
                                            =======                            ========

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

5. Acquisition

     On August 28, 2000, the Company acquired all of the outstanding capital stock of Viking Technology, Inc. ("Viking") for $2 million cash plus the assumption of debt in a business combination accounted for as a purchase. Viking is a provider of integrated software and advanced technology solutions for state and local law enforcement, fire and emergency medical service agencies. The excess of purchase price over the fair value of the net assets was approximately $3.6 million. At the time of the acquisition, Viking had 20 employees. Proforma results of operations, had the acquisition occurred on January 1, 2000, would not have been materially different than reported results for the three and six months ended June 30, 2000.

6. Net Income Per Share

     Basic and diluted earnings per share for the three months and six months ended June 30, 2001 and 2000 were determined as follows:

                                                THREE MONTHS ENDED JUNE 30, 2000           SIX MONTHS ENDED JUNE 30, 2000
                                                --------------------------------           ------------------------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                           NET                                          NET
                                         INCOME           SHARES         PER SHARE     INCOME        SHARES         PER SHARE
                                         ------           ------         ---------     ------        ------         ---------
Basic EPS........................        $1,744         21,583,476         $0.08       $3,157        19,916,353       $0.16
Effect of dilutive options                   --          3,295,376         (0.01)          --         3,429,728       (0.02)
                                         ------         ----------         -----       ------        ----------       -----
Diluted EPS......................        $1,744         24,878,852         $0.07       $3,157        23,346,081       $0.14
                                         ======         ==========         =====       ======        ==========       =====

                                                THREE MONTHS ENDED JUNE 30, 2001           SIX MONTHS ENDED JUNE 30, 2001
                                                --------------------------------           ------------------------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                           NET                                          NET
                                         INCOME           SHARES         PER SHARE     INCOME        SHARES         PER SHARE
                                         ------           ------         ---------     ------        ------         ---------

Basic EPS............                    $3,691         22,658,042         $0.16       $6,129        22,565,252       $0.27
Effect of dilutive options.........          --          3,727,965         (0.02)          --         3,509,042       (0.03)
                                         ------         ----------         -----       ------        ----------       -----
Diluted EPS........................      $3,691         26,386,007         $0.14       $6,129        26,074,294       $0.24
                                         ======         ==========         =====       ======        ==========       =====

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

     We derive substantially all of our revenues from fees for consulting services. We generate these fees from various types of contracts, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts. During the three months and six months ended June 30, 2001, revenues from these contract types were approximately 79%, 13% and 8%, and 77%, 14% and 9% respectively, of total revenues. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts as the services are provided. We recognize revenues on fixed-price contracts using the percentage of completion method as services are performed over the life of the contract, based on the costs we incur in relation to the total estimated costs. We recognize and make provisions for any anticipated contract losses at the time we know and can estimate them. Fixed-price contracts are attractive to clients and, while subject to increased risks, provide opportunities for increased margins. We recognize revenues on cost-reimbursable contracts as services are provided. These revenues are equal to the costs incurred in providing these services plus a proportionate amount of the fee earned. We have historically recovered all of our costs on cost-reimbursable contracts, which means we have lower risk and our margins are lower on these contracts.

     Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. Existing clients from the previous year generated approximately 68% and 73% of our revenues in the three months and six months ended June 30 2001. As of June 30, 2001, we had 832 personnel.

     In the three months and six months ended June 30, 2001, we derived approximately 44% and 40% respectively, of our revenues through relationships with prime contractors, who contract directly with the end-client and subcontract with us. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

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

Results of Operations

     The following table sets forth certain financial data as a percentage of revenues for the periods indicated.

                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     ---------------------     ---------------------
                                                     JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                                      2001         2000         2001         2000
                                                      ----         ----         ----         ----
                                                                 (DOLLARS IN THOUSANDS)
Statement of Income:
Revenues .......................................   $  27,134    $  16,614    $  49,054    $  32,196
Direct costs ...................................      14,261        9,027       26,058       17,930
                                                   ---------    ---------    ---------    ---------
Gross profit (a) ...............................      12,873        7,587       22,996       14,266
                                                   ---------    ---------    ---------    ---------
Other operating costs and expenses:
     General and administrative expenses .......       5,722        4,640       11,090        8,581
     Sales and marketing expenses ..............       1,136          594        2,032        1,134
     Amortization of goodwill ..................         180         --            360         --
                                                   ---------    ---------    ---------    ---------
        Total other operating costs and expenses       7,038        5,234       13,482        9,715
                                                   ---------    ---------    ---------    ---------
Operating income ...............................       5,835        2,353        9,514        4,551
Other income, net ..............................         441          473          909          588
                                                   ---------    ---------    ---------    ---------
Income before income taxes .....................       6,276        2,826       10,423        5,139
Provision for income taxes .....................       2,585        1,082        4,294        1,982
                                                   ---------    ---------    ---------    ---------
Net income .....................................   $   3,691    $   1,744    $   6,129    $   3,157
                                                   =========    =========    =========    =========
As a Percentage of Revenues:

Revenues .......................................      100.0%       100.0%       100.0%       100.0%
Direct costs ...................................       52.6         54.3         53.1         55.7
                                                   ---------    ---------    ---------    ---------
Gross profit (a) ...............................       47.4         45.7         46.9         44.3
                                                   ---------    ---------    ---------    ---------
Other operating costs and expenses:
     General and administrative expenses .......       21.1         27.9         22.6         26.7
     Sales and marketing expenses ..............        4.2          3.6          4.2          3.5
     Amortization of goodwill ..................        0.6           --          0.7           --
                                                   ---------    ---------    ---------    ---------
                                       8


        Total other operating costs and expenses       25.9         31.5         27.5         30.2
                                                   ---------    ---------    ---------    ---------
Operating income ...............................       21.5         14.2         19.4         14.1
Other income, net ..............................        1.6          2.8          1.8          1.8
                                                   ---------    ---------    ---------    ---------
Income before income taxes .....................       23.1         17.0         21.2         15.9
Provision for income taxes .....................        9.5          6.5          8.7          6.1
                                                   ---------    ---------    ---------    ---------
Net income .....................................       13.6%        10.5%        12.5%         9.8%
                                                   =========    =========    =========    =========

(a) Gross profit represents revenues less direct costs, which consist primarily of project personnel salaries and benefits and direct expenses incurred to complete projects.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2000

     REVENUES. For the three months ended June 30, 2001, our total revenues increased by 63%, or $10.5 million over the same period last year. The increase in revenues primarily reflects an increase in the volume of services to existing clients and services to new clients. Services to new clients represent approximately 32% of revenues.

     DIRECT COSTS. For the three months ended June 30, 2001, direct costs increased by 58.0%, or $5.2 million, over the same period last year. The increase was due primarily to an increase in project personnel to 742 as of June 30, 2001 as compared to 408 as of June 30, 2000. Direct costs decreased as a percentage of revenues for the period ended June 30, 2001, to 52.6% as compared to 54.3% in the same period last year, due to normal fluctuations in labor and other direct costs.

     GROSS PROFIT. Gross profit increased by 69.7% to $12.9 million in the three months ended June 30, 2001 from $7.6 million in the three months ended June 30, 2000. Gross profit as a percentage of revenues increased to 47.4% in the three months ended June 30, 2001 from 45.7% in the three months ended June 30, 2000, as direct costs grew at a slower rate than revenues due to normal fluctuations in labor and other direct costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 23.3% to $5.7 million in the three months ended June 30, 2001 from $4.6 million in the three months ended June 30, 2000. Facility costs increased in the current quarter over last year due to the opening of new offices in Fairfax, Virginia. Our total general and administrative headcount increased to 90 employees as of June 30, 2001 compared to 69 employees as of June 30, 2000, consistent with our plans.

     SALES AND MARKETING. Sales and marketing expenses increased 91.4% to $1.1 million in the three months ended June 30, 2001 from $0.6 million in the three months ended June 30, 2000. This increase was due to an increase in our marketing efforts.

     AMORTIZATION OF GOODWILL. In the three months ended June 30, 2001, we incurred $180,000 of amortization expense related to the $3.6 million of goodwill we recorded in connection with the acquisition of Viking.

     OPERATING INCOME. Operating income increased 147.9% to $5.8 million in the three months ended June 30, 2001 from $2.4 million in the three months ended June 30, 2000. This increase was due primarily to increased revenues and decreased costs as a percentage of revenues.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2000

     REVENUES. For the six months ended June 30, 2001, our total revenues increased by 52.4%, or $16.9 million over the same period last year. The increase in revenues primarily reflects an increase in the volume of services to existing clients and services to new clients. Services to new clients represent approximately 27% of revenues.

     DIRECT COSTS. For the six months ended June 30, 2001, direct costs increased by 45.3%, or $8.1 million, over the same period last year. The increase was due primarily to an increase in project personnel to 742 as of June 30, 2001 as compared to 408 as of June 30, 2000. Direct costs decreased as a percentage of revenues for the period ended June 30, 2001, to 53.1% as compared to 55.7% in the same period last year, due to normal fluctuations in labor and other direct costs.

     GROSS PROFIT. Gross profit increased by 61.2% to $23.0 million in the six months ended June 30, 2001 from $14.3 million in the six months ended June 30, 2000. Gross profit as a percentage of revenues increased to 46.9% in the six months ended June 30, 2001 from 44.3% in the six months ended June 30, 2000, as direct costs grew at a slower rate than revenues due to normal fluctuations in labor and other direct costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 29.2% to $11.1 million in the six months ended June 30, 2001 from $8.6 million in the six months ended June 30, 2000. Facility costs increased in the current period over last year due to the opening of new offices in Fairfax, Virginia. Our total general and administrative headcount increased to 90 employees as of June 30, 2001 compared to 69 employees as of June 30, 2000, consistent with our plans.

     SALES AND MARKETING. Sales and marketing expenses increased 79.1% to $2.0 million in the six months ended June 30, 2001 from $1.1 million in the six months ended June 30, 2000. This increase was due to an increase in our marketing efforts.

     AMORTIZATION OF GOODWILL. In the six months ended June 30, 2001, we incurred $360,000 of amortization expense related to the $3.6 million of goodwill we recorded in connection with the acquisition of Viking.

     OPERATING INCOME. Operating income increased 109.0% to $9.5 million in the six months ended June 30, 2001 from $4.6 million in the six months ended June 30, 2000. This increase was due primarily to increased revenues and decreased costs as a percentage of revenues.

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

     The federal government's fiscal year ends September 30. If a budget for the next fiscal year has not been approved by that date, our clients may have to suspend engagements that we are working on until a budget has been approved. Such suspensions may cause us to realize lower revenues in the fourth quarter of the year. Further, a change in Presidential administrations and in senior government officials may affect the rate at which the federal government purchases technology, although we have not seen an impact with the 2001 change in administration.

     As a result of the factors above, period to period comparisons of our revenues and operating results may not be meaningful. You should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on our operating results and financial condition.

     Liquidity and Capital Resources

     Prior to the IPO and follow-on offering, we funded our operations primarily through cash generated from operations and the sale of common stock to employees. Net cash used by operating activities was $2.7 million for the six months ended June 30, 2001. Cash used by operating activities was primarily from net income, adjusted for working capital changes, which were principally increases in accounts receivable.

     Net cash used by investing activities was $1.8 million for the six months ended June 30, 2001. During the six months ended June 30, 2001, we purchased $0.5 million of property and equipment and incurred $0.4 million for capitalized software development costs. We had $0.6 million of net sales of short-term investments and invested $1.5 million in an affiliated company, which is building our new office building in Fairfax, Virginia. We have a 48% interest in this company.

     Net cash provided by financing activities was $0.4 million from the sale of common stock to employees upon the exercise of their stock options for the six months ended June 30, 2001. We paid $0.1 million of costs associated with the June 2001 offering of common stock in the six months ended June 30, 2001.

     Although dividends have been paid in prior years, including $0.4 million in the six months ended June 30, 2000, which were accrued at December 31, 1999, we expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any further cash dividends in the foreseeable future.

     We believe that our current cash position is adequate for our short-term and long-term working capital and capital expenditure needs.

     We maintain a $6.0 million line of credit with Bank of America, bearing interest at the LIBOR Rate plus 250 basis points per annum, which expires on April 30, 2003. As of June 30, 2001, we had no borrowings outstanding under the line of credit. As of June 30, 2001, we had outstanding $1.29 million in letters of credit in lieu of rent deposits.

     Under some of our fixed-price contracts, we receive advance payments for work to be performed in future months. If we do not perform the work, the unearned portion of these advances will be returned to our clients. At June 30, 2001, our accounts receivable turnover rate, net of advance payments on contracts, was approximately four times a year. This rate has decreased over the last eight quarters.

Recent Accounting Pronouncements

     Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS 142) was issued July 20, 2001. FAS 142 provides guidance on the treatment of goodwill and other intangible assets, and is effective for fiscal years beginning after December 15, 2001. Upon the adoption of FAS 142, goodwill and other intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. We will adopt FAS 142 effective January 1, 2002, and discontinue quarterly amortization of goodwill of $180,000, related to the Viking acquisition.

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

     The primary purposes of this offering were to create a public market for our common stock, to improve the incentive mechanism for our professionals through stock options, to obtain additional equity capital and to facilitate future access to public markets. We expect to use the net proceeds from this offering for general corporate purposes, including working capital. On August 28, 2000, we acquired all of the outstanding capital stock of Viking for $2 million cash plus the assumption of debt in a business combination accounted for as a purchase. Viking is a provider of integrated software and advanced technology solutions for state and local law enforcement, fire and emergency medical service agencies. Management will have broad discretion in the allocation of the net proceeds. We may also use a portion of the net proceeds to acquire businesses that are complementary to ours. We have no current plans, agreements or commitments for, and are not currently engaged in any negotiations with respect to, any such transaction. Pending their use, the proceeds of this offering have been invested in short-term, investment grade, interest-bearing securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     (a) The Company held its Annual Meeting of Stockholders on May 23, 2001 (the "Annual Meeting").

     (b)  n/a

     (c)  The following matters were voted upon at the Annual Meeting:

          (i) To elect three directors to serve until the 2004 annual meeting of stockholders, and until their successors are elected and duly qualified, with 94.8% of the Common Stock present and voting at the meeting voting for Messers Rice, Brown and Carr as follows:

                    NOMINEE                             FOR                                 AGAINST OR WITHHELD
                    -------                             ---                                 -------------------
                    Paul G. Rice                        21,336,640                                  750
                    Jesse Brown                         21,336,640                                  750
                    Frank J. Carr                       21,179,423                              157,967

          (ii) To ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the year ended December 31, 2001 was ratified by 94.8% of the shares of Common Stock present and voting at the meeting. (Votes for: 21,332,446; votes against or withheld: 3,525; abstain: 1,399; broker non-votes: 0).

ITEM 5. OTHER INFORMATION

     None

ITEM 6 (A) EXHIBITS

EXHIBIT
NUMBER               EXHIBIT DESCRIPTION
------               -------------------
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

10.13*               Amended and Restated Loan Agreement between the
                     Registrant and NationsBank, N.A.

10.14**              Amendment No. 2 to Office Lease Agreement between Building
                     IV Associates L.P. and PEC Solutions, Inc.

10.15**              Amendment No. 3 to Office Lease Agreement between Building
                     IV Associates L.P. and PEC Solutions, Inc.

10.16**              Office Lease Agreement between Building VI L.C. and
                     PEC Solutions, Inc.

10.17                First Amendment to Lease Agreement between Building VI L.C.
                     and PEC Solutions, Inc.

10.18                Second Amendment to Lease Agreement between Building VI L.C.
                     and PEC Solutions, Inc.

                                       13

10.19                Operating Agreement between Building VI Investment L.C.
                     And PEC Solutions, Inc.

10.20                First Amendment to Operating Agreement between Building VI
                     Investment L.C. and PEC Solutions, Inc.

10.21                Bank of America Financing and Security Agreement

10.22                Bank of America Promissory Note

10.23                Bank of America Revolving Note

21.1**               Subsidiaries of PEC Solutions, Inc.

* Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-95331.

** Incorporated herein by reference to the Company's Annual Report on Form 10K/A filed on April 19, 2001.

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                   BY:         /s/ STUART R. LLOYD
                                      ------------------------------------------
DATE: AUGUST 10, 2001                               STUART R. LLOYD
                                            CHIEF FINANCIAL OFFICER, SENIOR
                                             VICE PRESIDENT AND DIRECTOR
                                              (PRINCIPAL FINANCIAL AND
                                                 ACCOUNTING OFFICER)