Form 10-Q
period 2001-09-30
PEC SOLUTIONS INC
filed 2001-11-13
CIK 1103013

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549 - 0001

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2001

or

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

     As of  November 12, 2001, 25,927,220 of the registrant's Common Stock, par value $.01 per share, were outstanding.

PEC SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PEC SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	AS OF	AS OF
	SEPT. 30,	DEC. 31,
	2001	2000
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$66,325	$14,655
Short-term investments	17,499	21,017
Accounts receivable, net	28,730	15,764
Other current assets	1,590	1,491
Total current assets	114,144	52,927

Property and equipment, net	3,170	2,585
Goodwill, net	2,824	3,365
Other assets	4,533	2,523
Total assets	$124,671	$61,400

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,854	$2,150
Advance payments on contracts	1,116	1,258
Retirement plan contribution payable	851	2
Accrued payroll	4,474	4,214
Accrued vacation	1,697	1,183
Other current liabilities	1,087	938
Total current liabilities	13,079	9,745

Long-term liabilities:
Supplemental retirement program liability	581	482
Deferred rent payable	806	459
Other long-term liabilities	5	14
Total long-term liabilities	1,392	955
Total liabilities	14,471	10,700
Commitments and contingencies

Stockholders' equity:
Undesignated capital stock, 10,000,000 shares authorized	--	--
Common stock, $0.01 par value, 75,000,000 shares authorized, 25,892,908 and 22,345,440 shares issued and outstanding, respectively	259	223
Additional paid-in capital	78,565	28,692
Retained earnings	31,444	21,779
Accumulated other comprehensive income (loss)	(68)	6
Total stockholders' equity	110,200	50,700
Total liabilities and stockholders' equity	$124,671	$61,400

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPT. 30,	SEPT. 30,	SEPT. 30,	SEPT. 30,
	2001	2000	2001	2000
	(UNAUDITED)
Revenues	$28,833	$17,695	$77,887	$49,892
Operating costs and expenses:
Direct costs	15,906	9,337	41,964	27,267
General and administrative expenses	6,164	4,276	17,254	12,857
Sales and marketing expenses	1,087	935	3,119	2,070
Amortization of goodwill	180	76	541	76
Total operating costs and expenses	23,337	14,624	62,878	42,270
Operating income	5,496	3,071	15,009	7,622
Other income, net	816	673	1,725	1,261
Income before income taxes	6,312	3,744	16,734	8,883
Provision for income taxes	2,600	1,475	6,894	3,458
Net income	$3,712	$2,269	$9,840	$5,425
Earnings per share:
Basic	$0.14	$0.10	$0.42	$0.26
Diluted	$0.13	$0.09	$0.36	$0.22
Weighted average shares used
in computing earnings per share:
Basic	25,840	22,275	23,672	20,711
Diluted	29,610	25,285	27,277	24,140

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	NINE MONTHS ENDING
	SEPT. 30,	SEPT. 30,
	2001	2000
	(UNAUDITED)
Cash flows from operating activities:
Net income	$9,840	$5,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	781	504
Amortization of goodwill	541	76
Deferred rent payable	347	337
Deferred income taxes	(183)	--
Changes in operating assets and liabilities:
Accounts receivable, net	(12,966)	(763)
Other current assets	(31)	(853)
Other assets	(81)	(239)
Accounts payable and accrued expenses	1,704	746
Advance payments on contracts	(142)	(1,260)
Retirement plan contribution payable	849	757
Accrued payroll	260	(1,329)
Accrued vacation	514	267
Other current liabilities	1,028	573
Supplemental retirement program liability	99	158
Other long-term liabilities	(9)	--
Net cash provided by operating activities	2,551	4,399
Cash flows from investing activities:
Purchases of property and equipment	(1,209)	(1,283)
Net sales (purchases) of short-term investments	3,513	(17,434)
Investment in affiliate	(1,500)	--
Purchase of marketable securities	--	(9,469)
Purchase of subsidiary, net of cash acquired	--	(1,855)
Capitalized software	(540)	(32)
Net cash provided (used) by investing activities	264	(30,073)
Cash flows from financing activities:
Dividends paid	--	(413)
Proceeds from issuance of common stock	49,251	28,429
Common stock offering costs	(396)	(883)
Payments on notes payable	--	(2,146)
Net cash provided by financing activities	48,855	24,987
Net increase (decrease) in cash	51,670	(687)
Cash and cash equivalents at beginning of period	14,655	7,981
Cash and cash equivalents at end of period	$66,325	$7,294
Income taxes paid	$6,625	$3,371
Interest paid	$3	$143

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

(UNAUDITED)

1. Financial Statements

     The accompanying consolidated financial statements, except for the December 31, 2000 balance sheet, are unaudited and have been prepared in accordance with accounting standards generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally in the United States have been omitted. In the opinion of management, all adjustments, consisting of normally recurring accruals, considered necessary for a fair presentation, have been included. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements included in the annual report on Form 10-K, as amended for the year ended December 31, 2000. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of the operating results to be expected for the full year.

2. Principles of Consolidation

     The consolidated financial statements include all majority-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated.

3. Initial Public Offering and Follow-On Offering

     The Company completed an initial public offering of common stock during April 2000. The Company sold 3,000,000 shares of common stock generating $25.6 million in proceeds to the Company, net of offering expenses. The Company completed a follow-on offering of common stock during June 2001. On June 27, 2001, the Company sold 3,000,000 shares of common stock, which closed on July 3, 2001. The Company generated $47.7 million in proceeds net of offering expenses.

4. Accounts Receivable

     Accounts receivable consist of the following as of:

	SEPTEMBER 30, 2001	DECEMBER 31, 2000
	(DOLLARS IN THOUSANDS)
Billed accounts receivable	$26,739	$14,597
Unbilled accounts receivable	3,285	2,449
Progress payments	(1,116)	(1,104)
	28,908	15,942
Allowance for doubtful accounts	(178)	(178)
Accounts receivable, net	$28,730	$15,764

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

5. Acquisition

     On August 28, 2000, the Company acquired all of the outstanding capital stock of Viking Technology, Inc. ("Viking") for $2 million cash plus the assumption of debt in a business combination accounted for as a purchase. Viking is a provider of integrated software and advanced technology solutions for state and local law enforcement, fire and emergency medical service agencies. The excess of purchase price over the fair value of the net assets was approximately $3.6 million. At the time of the acquisition, Viking had 20 employees. Proforma results of operations, had the acquisition occurred on January 1, 2000, would not have been materially different than reported results for the three and nine months ended September 30, 2000.

6. Net Income Per Share

     Basic and diluted earnings per share for the three months and nine months ended September 30, 2001 and 2000 were determined as follows:

	THREE MONTHS ENDED SEPTEMBER 30, 2000			NINE MONTHS ENDED SEPTEMBER 30, 2000
	(DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
	NET	NET		NET
	INCOME	SHARES	PER SHARE	INCOME	SHARES	PER SHARE
Basic EPS	2,269	22,274,991	$0.10	$5,425	20,711,124	$0.26
Effect of dilutive options	--	3,010,351	(0.01)	--	3,428,451	(0.04)
Diluted EPS	$2,269	25,285,342	$0.09	$5,425	24,139,575	$0.22

	THREE MONTHS ENDED SEPTEMBER 30, 2001			NINE MONTHS ENDED SEPTEMBER 30, 2001
	(DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
	NET			NET
	INCOME	SHARES	PER SHARE	INCOME	SHARES	PER SHARE
Basic EPS	$3,712	25,839,536	$0.14	$9,840	23,672,101	$0.42
Effect of dilutive options	--	3,770,255	(0.01)	--	3,604,826	(0.06)
Diluted EPS	$3,712	29,609,791	$0.13	$9,840	27,276,927	$0.36

7.     Comprehensive Income (Loss)

     Other comprehensive loss, consisting of unrealized losses on securities, net of taxes, were ($58,000) and ($74,000) for the three and nine months ended September 30, 2001.  There were no unrealized gains or losses recorded for the three and nine months ended September 30, 2000.

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

     We derive substantially all of our revenues from fees for consulting services. We generate these fees from various types of contracts, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts. During the three months and nine months ended September 30, 2001, revenues from these contract types were approximately 66%, 10% and 24%, and 73%, 13% and 14% respectively, of total revenues. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts as the services are provided. We recognize revenues on fixed-price contracts using the percentage of completion method as services are performed over the life of the contract, based on the costs we incur in relation to the total estimated costs. We recognize and make provisions for any anticipated contract losses at the time we know and can estimate them. Fixed-price contracts are attractive to clients and, while subject to increased risks, provide opportunities for increased margins. We recognize revenues on cost-reimbursable contracts as services are provided. These revenues are equal to the costs incurred in providing these services plus a proportionate amount of the fee earned. We have historically recovered all of our costs on cost-reimbursable contracts, which means we have lower risk and our margins are lower on these contracts.

     Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. Existing clients from the previous year generated approximately 64% and 71% of our revenues in the three months and nine months ended September 30 2001, respectively. As of September 30, 2001, we had  871 personnel.

     In the three months and nine months ended September 30, 2001, we derived approximately 48% and 43% respectively, of our revenues through relationships with prime contractors, who contract directly with the end-client and subcontract with us. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

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

     Other income consists primarily of interest income earned on our cash, cash equivalents and short-term investments.

Results of Operations

     The following table sets forth certain financial data as a percentage of revenues for the periods indicated.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2001	2000	2001	2000
	(DOLLARS IN THOUSANDS)
Statement of Income:
Revenues	$28,833	$17,695	$77,887	$49,892
Direct costs	15,906	9,337	41,964	27,267
Gross profit (a)	12,927	8,358	35,923	22,625
Other operating costs and expenses:
General and administrative expenses	6,164	4,276	17,254	12,857
Sales and marketing expenses	1,087	935	3,119	2,070
Amortization of goodwill	180	76	541	76
Total other operating costs and expenses	7,431	5,287	20,914	15,003
Operating income	5,496	3,071	15,009	7,622
Other income, net	816	673	1,725	1,261
1Income before income taxes	6,312	3,744	16,734	8,883
Provision for income taxes	2,600	1,475	6,894	3,458
Net income	$3,712	$2,269	$9,840	$5,425
As a Percentage of Revenues:

Revenues	100.0%	100.0%	100.0%	100.0%
Direct costs	55.1	52.8	53.9	54.7
Gross profit (a)	44.9	47.2	46.1	45.3
Other operating costs and expenses:
General and administrative expenses	21.4	24.1	22.1	25.8
Sales and marketing expenses	3.8	5.3	4.0	4.1
Amortization of goodwill	0.6	0.4	0.7	0.1

Total other operating costs and expenses	25.8	29.8	26.8	30.0
Operating income	19.1	17.4	19.3	15.3
Other income, net	2.8	3.8	2.2	2.5
Income before income taxes	21.9	21.2	21.5	17.8
Provision for income taxes	9.0	8.3	8.9	6.9
Net income	12.9%	12.9%	12.6%	10.9%

(a)  Gross profit represents revenues less direct costs, which consist primarily of project personnel salaries and benefits and direct expenses incurred to complete projects.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000

     REVENUES. For the three months ended September 30, 2001, our total revenues increased by 62.9%, or $11.1 million over the same period last year. The increase in revenues primarily reflects an increase in the volume of services to existing clients and services to new clients. Services to new clients represent approximately 36% of revenues.

     DIRECT COSTS. For the three months ended September 30, 2001, direct costs increased by 70.4%, or $6.6 million, over the same period last year. The increase was due primarily to an increase in project personnel to 769 as of September 30, 2001 as compared to 428 as of September 30, 2000. Direct costs increased as a percentage of revenues for the period ended September 30, 2001, to 55.1% as compared to 52.8% in the same period last year, due to normal fluctuations in labor and other direct costs and the mix of contract types during the applicable periods.

     GROSS PROFIT. Gross profit increased by 54.7% to $12.9 million in the three months ended September 30, 2001 from $8.4 million in the three months ended September 30, 2000. Gross profit as a percentage of revenues decreased to 44.9% in the three months ended September 30, 2001 from 47.2% in the three months ended September 30, 2000, as direct costs grew at a higher rate than revenues due to normal fluctuations in labor and other direct costs and the mix of contract types during the applicable periods .

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 44.2% to $6.2 million in the three months ended September 30, 2001 from $4.3 million in the three months ended September 30, 2000. Facility costs increased in the current quarter over last year due to the opening of new offices in Fairfax, Virginia, Norfolk, Virginia, San Antonio, TX and San Diego CA. Our total general and administrative headcount increased to 102 employees as of September 30, 2001 compared to 74 employees as of September 30, 2000, consistent with our plans.

     SALES AND MARKETING. Sales and marketing expenses increased 16.3% to $1.1 million in the three months ended September 30, 2001 from $0.9 million in the three months ended September 30, 2000. This increase was due to an increase in our marketing efforts.

     AMORTIZATION OF GOODWILL. In the three months ended September 30, 2001, we incurred $180,000 of amortization expense compared to $76,000 of amortization expense in the three months ended September 30, 2000 related to the $3.6 million of goodwill we recorded in connection with the August 2000 acquisition of Viking.

     OPERATING INCOME. Operating income increased 79.0% to $5.5 million in the three months ended September 30, 2001 from $3.1 million in the three months ended September 30, 2000. This increase was due primarily to revenue increasing at a faster rate than cost.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     REVENUES. For the nine months ended September 30, 2001, our total revenues increased by 56.1%, or $28.0 million over the same period last year. The increase in revenues primarily reflects an increase in the volume of services to existing clients and services to new clients. Services to new clients represent approximately 29% of revenues.

     DIRECT COSTS. For the nine months ended September 30, 2001, direct costs increased by 53.9%, or $14.7 million, over the same period last year. The increase was due primarily to an increase in project personnel to 769 as of September 30, 2001 as compared to 428 as of September 30, 2000. Direct costs decreased as a percentage of revenues for the period ended September 30, 2001, to 53.9% as compared to 54.7% in the same period last year, due to normal fluctuations in labor and other direct costs.

     GROSS PROFIT. Gross profit increased by 58.8% to $35.9 million in the nine months ended September 30, 2001 from $22.6 million in the nine months ended September 30, 2000. Gross profit as a percentage of revenues increased to 46.1% in the nine months ended September 30, 2001 from 45.3% in the nine months ended September 30, 2000, as direct costs grew at a slower rate than revenues due to normal fluctuations in labor and other direct costs.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 34.2% to $17.3 million in the nine months ended September 30, 2001 from $12.9 million in the nine months ended September 30, 2000. Facility costs increased in the current period over last year due to the opening of new offices in Fairfax, Virginia, Norfolk, VA, San Antonio, TX and San Diego, CA. Our total general and administrative headcount increased to 102 employees as of September 30, 2001 compared to 74 employees as of September 30, 2000, consistent with our plans.

     SALES AND MARKETING. Sales and marketing expenses increased 50.7% to $3.1 million in the nine months ended September 30, 2001 from $2.1 million in the nine months ended September 30, 2000. This increase was due to an increase in our marketing efforts.

     AMORTIZATION OF GOODWILL. In the nine months ended September 30, 2001, we incurred $541,000 of amortization expense compared to $76,000 of amortization expense for the nine months ended September 30, 2000 related to the $3.6 million of goodwill we recorded in connection with the August 2000 acquisition of Viking.

     OPERATING INCOME. Operating income increased 96.9% to $15.0 million in the nine months ended September 30, 2001 from $7.6 million in the nine months ended September 30, 2000. This increase was due primarily to revenue increasing at a faster rate than cost.

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

     Liquidity and Capital Resources

     Prior to the IPO and follow-on offering, we funded our operations primarily through cash generated from operations and the sale of common stock to employees. Net cash provided by operating activities was $2.6 million for the nine months ended September 30, 2001. Cash provided by operating activities was primarily from net income, adjusted for working capital changes, which were principally increases in accounts receivable.

     Net cash provided by investing activities was $0.3 million for the nine months ended September 30, 2001. During the nine months ended September 30, 2001, we purchased $1.2 million of property and equipment and incurred $0.5 million for capitalized software development costs. We had $3.5 million of net sales of short-term investments and invested $1.5 million in an affiliated company, which is building our new office building in Fairfax, Virginia. We have a 48% interest in this company.

     Net cash provided by financing activities was $49.2 million from the sale of 3,000,000 shares of common stock in a follow-on offering in June 2001 and the sale of common stock to employees upon the exercise of their stock options for the nine months ended September 30, 2001. We paid $0.4 million of costs associated with the June 2001 offering of common stock in the nine months ended September 30, 2001.

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

     We maintain a $6.0 million line of credit with Bank of America, bearing interest at the LIBOR Rate plus 250 basis points per annum, which expires on April 30, 2003. As of September 30, 2001, we had no borrowings outstanding under the line of credit. As of September 30, 2001, we had outstanding $3.09 million in letters of credit in lieu of rent deposits.

     Under some of our fixed-price contracts, we receive advance payments for work to be performed in future months. If we do not perform the work, the unearned portion of these advances will be returned to our clients. At September 30, 2001, our accounts receivable turnover rate, net of advance payments on contracts, was approximately four times a year. This rate has decreased over the last eight quarters.

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

      In August 2001, the Financial Accounting Standards Board (FASB) issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  FAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets.  FAS 144 supercedes FAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business.  FAS 144 is effective for financial statements issued for fiscal years after December 15, 2001 and, generally, its provisions are to be applied prospectively.  The Company will adopt FAS 144 effective January 1, 2002 and does not expect any financial impact.

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

     Our investments are made in accordance with an investment policy approved by the Board of Directors. Under this policy, no investment securities can have maturities exceeding one year and the average duration of the portfolio can not exceed nine months.

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

     The primary purposes of this offering were to create a public market for our common stock, to improve the incentive mechanism for our professionals through stock options, to obtain additional equity capital and to facilitate future access to public markets. We expect to use the net proceeds from this offering for general corporate purposes, including working capital. On August 28, 2000, we acquired all of the outstanding capital stock of Viking for $2 million cash plus the assumption of debt in a business combination accounted for as a purchase. Viking is a provider of integrated software and advanced technology solutions for state and local law enforcement, fire and emergency medical service agencies. Management will have broad discretion in the allocation of the net proceeds. From time-to-time, we may also use a portion of the net proceeds to acquire businesses, products and technologies that are complementary to ours. We do not currently have any agreements with respect to any such acquisitions. Pending their use, the proceeds of this offering have been invested in short-term, investment grade, interest-bearing securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6 (A) EXHIBITS

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION
3.1*	Certificate of Incorporation
3.2*	By-Laws
10.1*	Office Lease Agreement between Building IV Associates L.P. and the Registrant
10.2*	Amendment No. 1 to Office Lease Agreement between Building IV Associates L.P. and the Registrant
10.3*	Office Lease Agreement between Building V Associates L.P. and the Registrant
10.4*	Employment Agreement between the Registrant and David C. Karlgaard, dated January 1, 2000
10.5*	Employment Agreement between the Registrant and Paul G. Rice, dated January 1, 2000
10.6*	Employment Agreement between the Registrant and Alan H. Harbitter, dated January 1, 2000
10.7*	Employment Agreement between the Registrant and Stuart R. Lloyd, dated December 31, 1998
10.8*	2000 Stock Incentive Plan
10.9*	1995 Nonqualified Stock Option
10.10*	1987 Stock Option Agreement, as amended
10.11*	Nonqualified Executive Supplemental Retirement Program Agreement dated December 1998
10.12*	2000 Employee Stock Option Plan
10.13*	Amended and Restated Loan Agreement between the Registrant and NationsBank, N.A.
10.14**	Amendment No. 2 to Office Lease Agreement between Building IV Associates L.P. and PEC Solutions, Inc.
10.15**	Amendment No. 3 to Office Lease Agreement between Building IV Associates L.P. and PEC Solutions, Inc.
10.16**	Office Lease Agreement between Building VI L.C. and PEC Solutions, Inc.
10.17***	First Amendment to Lease Agreement between Building VI L.C. and PEC Solutions, Inc.
10.18***	Second Amendment to Lease Agreement between Building VI L.C. and PEC Solutions, Inc.
10.19***	Operating Agreement between Building VI Investment L.C. And PEC Solutions, Inc.
10.20***	First Amendment to Operating Agreement between Building VI Investment L.C. and PEC Solutions, Inc.
10.21***	Bank of America Financing and Security Agreement
10.22***	Bank of America Promissory Note
10.23***	Bank of America Revolving Note
21.1**	Subsidiaries of PEC Solutions, Inc.

*    Incorporated herein by reference to the Company's Registration Statement on

     Form S-1, No. 333-95331.

**   Incorporated herein by reference to the Company's Annual Report on Form

     10K/A filed on April 19, 2001.

***  Incorporated herein by reference to the Company's Quarterly Report on

     Form 10-Q for the quarter period ended June 30, 2001, filed on August 13, 2001.

     (b) Reports on Form 8-K

     None.

SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

BY: /s/ STUART R. LLOYD
DATE: NOVEMBER 12, 2001	STUART R. LLOYD
CHIEF FINANCIAL OFFICER, SENIOR
VICE PRESIDENT AND DIRECTOR
(PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER)