Form 10-K
period 2001-12-31
PEC SOLUTIONS INC
filed 2002-03-29
CIK 1103013

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File No. 000-30271

PEC SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1339972 (IRS Employer Identification No.)

12750 Fair Lakes Circle, Fairfax, Virginia 22033
(Address of principal executive offices, zip code)

Registrant's telephone number, including area code: (703) 679-4900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
(Title of Each Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 29, 2002 was: $283,486,799 based on the closing sale price on the Nasdaq National Market on that date.

        Number of shares of Common Stock outstanding as of March 29, 2002 was: 26,212,003 shares

Documents Incorporated By Reference:

        Part III—Proxy Statement for the 2002 Annual Meeting of Stockholders on May 22, 2002. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2001.

FORM 10-K
INDEX

		Page
PART I
ITEM 1	Business	2-15
ITEM 2	Properties	15
ITEM 3	Legal Proceedings	15
ITEM 4	Submission Of Matters To a Vote of Security Holders	15
PART II
ITEM 5	Market for the Company's Common Equity and Related Stockholder Matters	15-17
ITEM 6	Selected Financial Data	17
ITEM 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-24
ITEM 7A	Quantitative and Qualitative Disclosures about Market Risk	24
ITEM 8	Financial Statements and Supplementary Data	25
ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	25
PART III
ITEM 10	Directors and Executive Officers of the Company	26
ITEM 11	Executive Compensation	26
ITEM 12	Security Ownership of Certain Beneficial Owners and Management	26
ITEM 13	Certain Relationships and Related Transactions	26
PART IV
ITEM 14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	27-28
	Signatures	29-30

PART I

Item 1. Business

Overview

        PEC Solutions, Inc. was originally incorporated under the laws of the Commonwealth of Virginia as Performance Engineering Corporation (PEC) on June 25, 1985. On January 1, 2000, PEC was reincorporated under the laws of Delaware as PEC Solutions, Inc.

        PEC Solutions is a professional services firm providing high-end solutions that help government clients harness the power of the Internet and other advanced technologies to improve mission performance. We specialize in Web-Enabling Government® by providing secure, interoperable technology solutions for clients in law enforcement, intelligence, defense, and civilian agencies within the federal government and at state and local levels. As a total solutions provider, we address the full technology lifecycle, including formulating technology strategies, creating business solutions, performing long-term operational management and continuing enhancement of the solution.

        Our clients have included every cabinet-level department of the federal government as well as numerous additional entities at the federal, state and local levels. This group includes a cross-section of civil, law enforcement, intelligence and judicial government organizations. Our largest clients include EDS, the prime contractor for the Navy Marine Corps Intranet ("NMCI") program, the Drug Enforcement Administration, the Immigration and Naturalization Service, the Veterans Benefits Administration, the Internal Revenue Service, the Bureau of Alcohol, Tobacco and Firearms, the Department of Defense and the intelligence community. Since 1996, we have provided more than $296 million of services in the government market and have increased revenues at approximately a 45% compound annual growth rate.

Industry Background

        The emergence and adoption of the Internet as a means of gathering, communicating and managing information continues to open up new possibilities for businesses and organizations to dramatically improve productivity and effectiveness. Government has emerged in recent years as one of the leading purchasers of Internet and other advanced technology solutions. With respect to technology services, International Data Corporation estimates that government spending will increase from $12.6 billion in 1999 to $20.8 billion in 2004. Government spending on Internet professional technology services alone is expected to grow at approximately a 39% compound annual growth rate, reaching $3.1 billion in 2004.

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

Efforts to Improve Homeland Security and Mount Counter-Terrorism Programs will Stimulate Government Technology Spending

        We believe that the events of September 11, 2001 will result in escalating priorities relating to the needs of the nation's law enforcement infrastructure, and in the broader areas of national and homeland defense. The President's proposed budget for GFY 2003 (which begins in October 2002) reflects one of the largest increases in Federal information technology spending in history, more than doubling last year's growth rate. Much of the proposed spending will focus on homeland security and electronic government. We believe that high-end technology solutions providers, with strong legacy practices and client bases in the agencies and government verticals relating to law enforcement, intelligence and defense, could experience strong increases in demand as the Federal market moves forward.

Challenges in the Government Technology Services Sector

        Technology services providers face a unique combination of challenges when providing services to the government. These include:

  •
  substantial government investments in legacy systems that are not readily adaptable to evolving technologies;

  •
  extremely large volumes of data collected and retained in government databases;

  •
  large and widely dispersed workforces, often consisting of tens of thousands of knowledge workers located in hundreds of sites throughout the United States and the world;

  •
  heightened security concerns due to the need to protect individual privacy and extraordinarily sensitive information; and

  •
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

The PEC Philosophy—Flexibility and Objectivity

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

Our Services

        As a provider of eGovernment solutions, we offer a variety of services across the full technology lifecycle. These services include:

Strategy and Design

        We help clients develop the operational vision for integrated mission solutions, and formulate the business and execution plans for realizing imaginative, integrated and aggressive technology solutions. We develop sophisticated enterprise architectures—the technology blueprints and systematic guidance that allow enterprises to incrementally develop, migrate to and operate large-scale systems. By re-engineering government processes, we move organizations to an eGovernment environment. We perform economic analyses to weigh the costs of technology investment against the operational benefits expected from such technology implementation. We provide support to organizations that are executing programs to privatize large-scale information systems operations, or are undertaking far-reaching changes in their business models, such as migrating from appropriated to fee-for-service financial models.

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

  •
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

  •
  LARGE-SCALE INTRANET INFRASTRUCTURES. We deploy and manage complex international network infrastructures: intranets and extranets that deliver the performance,

    reliability and flexibility needed to support the diverse needs of web-enabled organizations with thousands of widely dispersed knowledge workers.

  •
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

  •
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

Recent Developments

        We recently received funding under our task order subcontract through EDS for work on the Navy Marine Corps Intranet program. The current funded tasks on that program are approximately $28 million through December 31, 2002. The subcontract is for a base period of 5 years and has 3 option years expiring December 31, 2008.

Sales and Marketing

        Our marketing efforts are focused on creating awareness of opportunities in eGovernment innovation, establishing PEC Solutions as a leader in this new category and building the PEC brand.

        We market and sell our services through multiple channels by using our business development staff, leveraging existing client relationships, capitalizing on our task order contracts, responding to competitive solicitations, attending marketing events and engaging in other public relations activities. We employ marketing research services to identify and track potential contract opportunities. We also cultivate relationships with leading-edge technology vendors, such as Microsoft and IBM, and prime contractors, such as EDS, to identify and obtain project leads consistent with our capabilities.

        We employ a team selling approach, whereby our business developers collaborate with our service delivery professionals and management to identify prospects, conduct sales and manage client relationships. Our Director of Strategic Programs initiates and coordinates the activities of our business development staff. We allocate business developers to each of our business units who pursue new clients and programs across their market segments. Each current client is assigned to a relationship manager who is responsible for ensuring client satisfaction and successful project performance, and identifying new business opportunities with the client.

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

        As of December 31, 2001, we had 1,248 personnel. Of our total personnel, 1,114 were consulting and service delivery professionals, and 134 were management and administrative personnel performing corporate marketing, human resources, finance, accounting, legal, internal information systems and administrative functions. None of our personnel is represented by a collective bargaining unit. As of March 29, 2002 comparative numbers were 1,236, 1,097 and 139, respectively.

        In addition to standard company benefits, we provide:

  •
  tuition reimbursement for employees pursuing advanced academic degrees;

  •
  professional training programs;

  •
  financial incentives for employees obtaining product competency certifications;

  •
  a bonus program;

  •
  spot cash awards to reward specific employee accomplishments; and

  •
  stock option grants based on job performance.

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

Competition

        Our current competitors include, and may in the future include, the following:

  •
  information technology services providers and large government contractors such as American Management Systems, Accenture, Booz, Allen & Hamilton, Computer Sciences Corporation, Electronic Data Systems, KPMG, PricewaterhouseCoopers, Science Applications International Corporation and Unisys; and

  •
  Internet professional services providers.

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

Backlog

        Our current funded backlog is approximately $63 million dollars. Our contracts typically are funded incrementally, and therefore the funded backlog only represents that portion of the contract value. Funding occurs as work progresses. Our average contract/task performance period runs between six to ten months. Our backlog is typically subject to large variations from quarter to quarter as existing contracts/tasks are renewed or new contracts are awarded. Additionally, all federal government contracts, whether or not funded, may be terminated at the convenience of the government.

Environmental Issues

        We have not incurred any costs associated with environmental issues.

Risk Factors

Risk Factors Related to Our Business

Substantially all of our revenues would be threatened if our relationships with agencies of the federal government were harmed

        Our largest clients are agencies of the federal government. If the federal government in general, or any significant government agency, uses less of our services or terminates its relationship with us, our revenues could decline substantially, and our business could be seriously harmed. During 2001, contracts with the federal government and contracts with prime contractors of the federal government accounted for approximately 96% of our revenues. During that same period, our ten largest clients, all agencies of the federal government, generated approximately 70% of our revenues, with the top five clients accounting for 56% of our revenues. We believe that federal government contracts are likely to continue to account for a significant portion of our revenues for the foreseeable future. The volume of work that we perform for a specific client, however, is likely to vary from year to year, and a significant client in one year may not use our services as extensively, or at all, in a subsequent year.

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

Failing to maintain strong relationships with prime contractors could result in a decline in our revenues

        We derived approximately 41% of our revenues during 2001 through our relationships with prime contractors, which, in turn, have contractual relationships with end-clients. One of our prime contractors, EDS (NMCI), accounted for 26% of our revenues during 2001. We expect to continue to depend on these relationships for a material portion of our revenues in the foreseeable future. If any of these prime contractors eliminate or reduce their engagements with us, or have their engagements eliminated or reduced by their end-clients, we will lose a source of revenues, which, if not replaced, will adversely affect our operating results.

We must recruit and retain qualified professionals to succeed in our labor-intensive business

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

We may lose money on fixed-price contracts if we miscalculate the resources we need to complete the contract

        We derived approximately 13% of our revenues in 2001 from fixed-price contracts. We anticipate a material portion of our future engagements will continue to be contracted at a fixed price. Unlike time and materials contracts, for which we are reimbursed based on our actual expenditures of resources, fixed-price contracts require us to price our contracts by predicting our expenditures in advance. If we miscalculate the resources we need to complete fixed-price engagements, our operating results could be seriously harmed because we are not compensated for the higher costs.

We could lose revenues and clients and expose our company to liability if we fail to meet client expectations

        We create, implement and maintain technology solutions that are often critical to our clients' operations. If our technology solutions or other applications have significant defects or errors or fail to meet our clients' expectations, we may:

  •
  lose revenues due to adverse client reaction;

  •
  be required to provide additional remediation services to a client at no charge;

  •
  receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain clients; and

  •
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

We may not be able to successfully identify, manage and integrate future acquisitions, which may harm our operating results

        We may use a portion of the proceeds from the initial public offering to acquire companies or businesses that are complementary to ours. However, we have no immediate plans or current agreements to acquire any additional companies or businesses, and we cannot assure you that we will identify appropriate acquisition candidates. If we do identify an appropriate acquisition candidate, we cannot assure you that we would be able to successfully negotiate the terms of an acquisition, finance the acquisition or integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of an acquired business could disrupt our business by diverting management away from day-to-day operations. Further, failure to successfully integrate any acquisition may cause significant operating inefficiencies and adversely affect our profitability. Consummating a merger could require us to raise additional funds through additional equity or debt financing. Additional equity financing could result in further dilution of the per share value of your stock. Additional debt financing could force us to accept contractual limitations that could harm our ability to grow.

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

Our failure to adequately protect our confidential information and proprietary rights may harm our competitive position

        While our employees execute confidentiality agreements, we cannot guarantee that this will be adequate to deter misappropriation of our confidential information. In addition, we may not be able to detect unauthorized use of our intellectual property in order to take appropriate steps to enforce our rights. If third parties infringe or misappropriate our copyrights, trademarks or other proprietary information, our competitive position could be seriously harmed. In addition, other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. Such claims, even if not true, could result in significant legal and other costs and may be a distraction to management

Risks Factors Related to the eGovernment Solutions Market

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

        Our current competitors include, and may in the future include, the following:

  •
  information technology services providers and large government contractors such as American Management Systems, Accenture, Booz-Allen & Hamilton, Computer Sciences Corporation, Electronic Data Systems, KPMG, PricewaterhouseCoopers, Science Applications International Corporation and Unisys; and

  •
  Internet professional services providers.

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

Our business will be harmed if government agencies are unwilling to replace or supplement expensive legacy systems

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

Our officers and directors beneficially own 56.0% of our stock and could control matters submitted to stockholders for their approval

        Our directors and executive officers beneficially own, in the aggregate, 56.0% of our outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of PEC Solutions.

We have various mechanisms in place that may prevent a change in control that stockholders may consider favorable

        Our certificate of incorporation and bylaws may discourage, delay or prevent a change in control of PEC Solutions that stockholders may consider favorable. Our certificate of incorporation and bylaws:

  •
  authorize the issuance of blank check capital stock that could be issued by our board of directors to thwart a takeover attempt;

  •
  classify the board of directors into staggered, three-year terms, which may lengthen the time required to gain control of our board of directors;

  •
  prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of the stock to elect some directors;

  •
  require super-majority voting to effect amendments to provisions of our bylaws concerning the number of directors;

  •
  limit who may call special meetings of stockholders;

  •
  prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders;

  •
  establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

  •
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

Item 2. Properties

        The Company's operations occupy approximately 305,000 square feet of space located in Alexandria, Arlington, Norfolk and Fairfax, Virginia, Baltimore, Maryland, Denver, Colorado and San Diego and Vacaville, California, San Antonio, Texas, Trevose, Pennsylvania and Honolulu, Hawaii. We also have employees working at client sites throughout the United States. The large majority of the space is office space, all of which is leased. For lease commitment information, reference is made to Note 13 to the accompanying consolidated financial statements. Existing facilities are considered to be generally suitable and adequate for the Company's present needs. We have entered into a new lease for an additional facility in our corporate complex in Fairfax, Virginia which will come on line in December 2002 and will replace existing space in Fairfax, Virginia and will provide additional space for some of the anticipated growth. We have a 48% equity interest in the company that owns the new building under this lease. Based on contracts, it may be necessary in the future to lease additional office space in other cities located in the United States.

Item 3. Legal Proceedings

        None

Item 4. Submission of Matters To a Vote of Security Holders

        None

PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters

        At March 13, 2002, we had approximately 13,300 holders of record of our common stock. We had 26,181,302 Common Shares outstanding on the Nasdaq National Market. The Company began trading on the Nasdaq National Market on April 20, 2000. The following high and low sale prices indicated for our Common Stock are as reported on the Nasdaq National Market during each of the quarters indicated.

	High	Low
Fiscal 2001 Quarter Ended:
December 31	$40.240	$15.940
September 30	$27.450	$12.500
June 30	$25.500	$9.375
March 31	$15.375	$7.625
Fiscal 2000 Quarter Ended:
December 31	$8.250	$4.375
September 30	$11.438	$4.500
June 30 (from April 20)	$12.00	$7.063

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

        The primary purposes of this offering was to create a public market for our common stock, to improve the incentive mechanism for our professionals through stock options, to obtain additional equity capital and to facilitate future access to public markets. We expect to use the net proceeds from this offering for general corporate purposes, including working capital. We may also use a portion of the net proceeds to acquire businesses that are complementary to ours.

        On August 28, 2000, we acquired all of the outstanding capital stock of Viking Technology, Inc. ("Viking") for $2 million cash plus the assumption of debt in a business combination accounted for as a purchase. Viking is a provider of integrated software and advanced technology solutions for state and local law enforcement, fire and emergency medical service agencies. On November 20, 2001, we acquired all of the outstanding capital stock of Troy Systems, Inc. ("Troy") for $15.3 million cash plus common stock valued at $3.0 million (103,065 shares). Troy derives revenue from system development, networking, engineering, integration services, and information systems security and its primary customer is the federal government.

        Management will have broad discretion in the allocation of the net proceeds from the sale of common stock. We have no current plans, agreements or commitments for, and are not currently engaged in any negotiations with respect to, any other acquisition transaction. Pending their use, the proceeds of this offering have been invested in investment grade, interest-bearing securities.

        The Company declared dividends in the amount of $413,149 for 1999, which were paid in 2000, but did not declare any dividends for 2000 and 2001. The Company expects to retain future earnings, if any, for use in the operation and expansion of the business and does not anticipate paying any further cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        During the three months ended December 31, 2001, we sold an aggregate of 116,494 shares of common stock at purchase prices ranging from $1.0975 to $7.50 per share, for an aggregate consideration of $310,912 upon exercise of stock options granted under our stock option agreement and our nonqualified stock option plan. For the year ended December 31, 2001, we sold an aggregate of 551,244 shares of common stock at purchase prices ranging from $0.78 to $7.50 per share, for an aggregate consideration of $1,292,111 upon exercise of stock options granted under our stock option agreement and our nonqualified stock option plan. For the year ended December 31, 2001, we sold an aggregate of 125,725 shares of common stock at purchase prices ranging from $6.27 to $8.93 per share through our employee stock purchase plan, for an aggregate consideration of $878,420.

        On January 4, 2002, the company sold an aggregate of 35,132 of common stock at purchase prices of $14.08 and $18.05 per share, for an aggregate consideration of $515,081 under our employee stock purchase plan.

        The above securities were offered and sold by us in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering or Rule 701 promulgated under the Securities Act of 1933.

Item 6. Selected Financial Data

        The selected consolidated financial data of the company for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 have been derived from the company's audited consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the December 31, 2001 consolidated financial statements.

	2001	2000	1999	1998	1997
	(in thousands of dollars, except per share data)
Operating Results:
Revenues	$109,213	$68,305	$53,202	$41,457	$24,630
Gross profit (a)	48,797	30,996	22,793	17,942	10,754
Operating income	19,262	10,211	8,975	6,891	3,615
Net income	13,067	7,272	5,639	4,455	2,305
Earnings per share
Basic	0.54	0.34	0.33	0.26	0.13
Diluted	0.47	0.30	0.24	0.20	0.10
Financial Position:
Cash and cash equivalents	$30,436	$14,656	$7,981	$5,367	$4,520
Working capital	83,695	43,182	13,311	9,309	6,781
Total assets	141,707	61,400	24,400	18,271	12,751
Long-term debt	—	—	—	—	—
Total stockholders' equity	118,428	50,700	15,283	10,677	7,962
Cash dividends declared per common share	—	—	$0.023	$0.020	$0.017

(a)
Gross profit represents revenues less direct costs, which consist primarily of project personnel salaries and benefits and direct expenses incurred to complete projects.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operation section includes "forward-looking statements," within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which we have little or no control. Forward-looking statements may be identified by words including "anticipate," "believe," "estimate," "expect" and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues from the U.S. Government and its agencies and departments (the "Government"), risks involved in contracting with the Government, difficulties we may have in attracting, retaining and managing professional and administrative staff, fluctuations in quarterly results, risks related to acquisitions, risks related to competition and our ability to continue to win and perform efficiently on Government contracts, and other risks and factors identified from time to time in the reports we file with the U.S. Securities and Exchange Commission (SEC), including those identified under the caption "Risk Factors" in our registration statement on Form S-3, (SEC File No. 333-62042.) Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

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

        As part of our growth strategy, we have completed our acquisitions of Viking Technology, Inc. ("Viking") on August 28, 2000 and Troy Systems, Inc. ("Troy") on November 20, 2001. These business combinations were accounted for as purchases. See "Acquisitions".

        We derive substantially all of our revenues from fees for consulting services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts. During 2001, revenues from these contract types were approximately 71%, 13% and 16%, respectively, of total revenues. We expect this approximate mix of business to continue in 2002. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts as the services are provided. We recognize revenues on fixed-price contracts using the percentage of completion method as services are performed over the life of the contract, based on the costs we incur in relation to the total estimated costs. We recognize and make provisions for any anticipated contract losses at the time we know and can estimate them. Fixed-price contracts are attractive to clients, and while subject to increased risks, provide opportunities for increased margins. We recognize revenue on cost-reimbursable contracts as services are provided. These revenues are equal to the costs incurred in providing these services plus a proportionate amount of the fee earned. We have historically recovered all of our costs on cost-reimbursable contracts, which means we have lower risk and our margins are lower on these contracts.

        Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. Existing clients from the previous fiscal year generated approximately 71% of our revenues in 2001, approximately 92% of our revenues in 2000 and approximately 96% of our revenues in 1999. We expect business from existing clients to return to the 90% range in 2002. We have also expanded our geographic presence by opening offices in Norfolk, Virginia, San Diego, California and Honolulu, Hawaii. We manage our client development efforts through each of our strategic service groups, each having specific client responsibility and focus. As of December 31, 2001, we had 1,248 personnel and on March 29, 2002 we had 1,236 personnel.

        In 2001, we derived approximately 41% of our revenue through relationships with prime contractors, who contract directly with the end-client and subcontract with us. We expect this percentage to remain approximately the same in 2002. With the exception of the EDS (NMCI) subcontract, in most of these engagements we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

        During 2001 we had two customers that each accounted for more than 10% of our total revenue. EDS (NMCI) accounted for 26% of the revenue and the Special Projects Division of the Drug Enforcement Agency accounted for 11%. We expect these percentages to decrease in 2002 as other parts of the business continue to grow.

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

Acquisitions

        On August 28, 2000, the Company acquired all of the outstanding capital stock of Viking for $2 million cash plus the assumption of debt in a business combination accounted for as a purchase. Viking is a provider of integrated software and advanced technology solutions to state and local law enforcement, fire, and emergency medical service agencies. The excess of purchase price over the fair value of the net assets was approximately $3.6 million. At the time of the acquisition, Viking had 20 personnel.

        On November 20, 2001, the Company acquired all of the outstanding common shares of Troy for $15.3 million of cash and common stock valued at $3.0 million in a business combination accounted for as a purchase. Troy derives revenue from system development, networking, engineering, integration services, and information systems security and its primary customer is the federal government. The excess of purchase price over the fair value of the net assets was approximately $9.9 million. At the time of the acquisition, Troy had 354 personnel.

Critical Accounting Policies and Significant Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates and assumptions affecting the assets and liabilities (including contingent assets and liabilities) reported at the date of the Consolidated Financial Statements and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the measurements that are most affected by management's estimates of future events are:

  •
  Our revenue is derived primarily from contracts with the Federal Government. In 1999, 2000 and 2001, 23%, 22%, 13% of our contracts were fixed-priced contracts. Revenues on fixed-price contracts are recognized using the percentage-of-completion method of accounting. Such revenues are recorded based on the percentage of costs incurred in the applicable reporting period compared to the most recent estimates of total costs to complete each contract. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs.    In the event cost estimates indicate a loss on a contract, the total amount of such loss is recorded in the period in which the loss is first estimated.

  •
  Depreciation and amortization periods for long-lived assets, including property and equipment, intangibles and goodwill.

  •
  Realization values of various assets such as receivables, intangibles assets and goodwill.

Results of Operations

        The following table sets forth certain financial data as a percentage of total revenues for the periods indicated.

	Year Ended December 31,
	1999	2000	2001
Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%
Direct costs	57.2	54.6	55.3

Gross profit (a)	43.8	45.4	44.7

Operating costs and expenses:
General and administrative expenses	22.5	26.0	22.3
Sales and marketing expenses	3.4	4.1	4.0
Amortization of goodwill	0.0	0.4	0.7

Total operating costs and expenses	26.0	30.5	27.0

Operating income	16.9	14.9	17.7
Other income, net	0.5	2.8	1.9

Income from operations before income taxes	17.4	17.7	19.6
Provision for income taxes	6.8	7.1	7.6

Net income	10.6%	10.6%	12.0%

(a)
Gross profit represents revenues less direct costs, which consist primarily of project personnel salaries and benefits and direct expenses incurred to complete projects.

2001 Compared with 2000

        Revenues.    Revenues increased 59.9% to $109.2 million for 2001 from $68.3 million for 2000. The increase in revenue primarily reflects increases in the amount of services to existing clients and the addition of the EDS (NMCI) subcontract which accounted for 26.0% of revenue (as discussed above). We expect our growth rate to be the same or higher in 2002.

        Direct Costs.    Direct costs increased 61.9% to $60.4 million for 2001 from $37.3 million for 2000. The increase was due primarily to an increase in project personnel to 1,140 as of December 31, 2001, as compared to 513 as of December 31, 2000. As a service provider, our direct costs increase in conjunction with our increased revenues. Direct costs increased as a percentage of revenues to 55.3% for 2001, from 54.6% for 2000. The increase was principally related to normal fluctuations in labor and other direct costs. We expect the amount of direct costs to increase in 2002 and, as a percentage of revenues, to remain comparable to 2001.

        Gross Profit.    Gross profit increased 57.4% to $48.8 million for 2001 from $31.0 million for 2000. Gross profit as a percentage of revenues decreased to 44.7% for 2001 from 45.4% for 2000 because direct costs grew at a faster rate than revenues. This decrease was principally related to normal fluctuations in labor and other direct costs. We expect gross profits to be approximately 44-45% of revenues in 2002.

        General and Administrative Expenses.    General and administrative expenses increased 37.5% to $24.4 million for 2001 from $17.7 million for 2000. These costs, such as rent and other facility costs, recruiting expenses and depreciation of equipment purchased, were related to the increase in project personnel. Facilities costs increased for 2001 due to the opening of our new offices in Fairfax and Norfolk, Virginia, San Antonio, Texas, San Diego, California and Honolulu, Hawaii. Our total general and administrative headcount increased to 134 employees as of December 31, 2001, compared to 75 employees as of December 31, 2000, consistent with our plans. We expect to incur increased facilities costs in 2002 in connection with opening new offices in Fairfax, Virginia and Columbia, Maryland. We expect the amount of general and administrative expenses to increase in 2002, and to be higher than 2001 as a percentage of revenues.

        Sales and Marketing.    Sales and marketing expenses increased 55.4% to $4.4 million in 2001 from $2.8 million in 2000. This increase was due to an increase in our marketing efforts. We expect the amount of sales and marketing expenses to increase in 2002 and to be comparable to 2001 as a percentage of revenues.

        Amortization of Goodwill.    For the year ended December 31, 2001, we incurred $0.7 million of amortization expense related to the $3.6 million of goodwill we recorded in connection with the acquisition of Viking compared with $0.2 million in 2000. With the implementation of FAS 141 effective January 1, 2002, we no longer will be required to amortize goodwill.

        Amortization of Intangibles.    For the year ended December 31, 2001, we incurred $0.1 million of amortization expense related to the $3.0 million of intangibles we recorded in connection with the value of contracts and customer relationships acquired in the acquisition of Troy. We expect such amortization expense to be $0.7 million in 2002.

        Operating Income.    Operating income increased 88.6% to $19.3 million for 2001 from $10.2 million for 2000. We expect the amount of operating income in 2002 to be in excess of 17% of revenues.

        Environmental Costs.    We have not incurred any costs in association with environmental issues and do not anticipate incurring any in calendar year 2002.

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

        Environmental Costs.    We have not incurred any costs in association with environmental issues.

Liquidity and Capital Resources

        Prior to the IPO and follow-on offering, we funded our operations primarily through cash generated from operations and the sale of common stock to employees. Net cash provided by operating activities was $3.6 million for the year ended December 31, 2001. Cash provided by operating activities was primarily from net income, adjusted for working capital changes, which were principally increased in accounts receivable.

        Net cash used by investing activities was $39.5 million for the year ended December 31, 2001. During the year ended December 31, 2001, we purchased $1.6 million of property and equipment and incurred $0.7 million for capitalized software development costs. We had $10.1 million of net purchases of short-term investments and $10.7 million of net purchases of long-term investments. We also purchased Troy for $15.3 million in cash plus approximately $0.3 million in acquisition costs. We received approximately $1.4 million in cash and $0.3 million of shareholder receivables, which Troy had at the time of the transaction. At December 31, 2001, funds of $1.9 million were held back in the transaction, of which $1.5 million of escrow funds related to the acquisition were included in other current assets with a corresponding liability in other current liabilities.

        We invested $3.0 million in an affiliated company, which is building our new office building in Fairfax, Virginia. We are required to make an additional $1.5 million investment at the time of occupancy of the facilities. We have a 48% minority interest in this company and are not obligated to guarantee the non-recourse mortgage obligation, nor are we involved in the management of the construction of the building or the management of the owner-lessor. In accordance with Emerging Issues Task Force Issue No. 97-10 The Effect of Lessee Involvement in Asset Construction, the Company is considered to be the owner of the property (for accounting purposes). Accordingly, the Company recorded contruction costs incurred to date of $2.9 million as construction-in-process with an offsetting long-term lease obligation as of December 31, 2001.

        Net cash provided by financing activities was $51.7 million for the year ended December 31, 2001. During the year ended December 31, 2001, we sold $48.3 million of common stock in a follow-on offering and incurred $0.4 million of associated costs in our follow-on offering. We sold $3.0 million of common stock through the exercise of employee stock options including tax benefits. We also sold $0.9 million of common stock through the employee stock purchase plan.

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

        We maintain a $6.0 million line of credit with Bank of America, which bears interest at the one-month LIBOR rate plus 250 basis points per annum and expires on April 30, 2003. As of December 31, 2001, we had no borrowings outstanding under the line of credit. We did have outstanding $3.19 million in letters of credit in lieu of rent deposits.

        Under some of our fixed-price contracts, we receive advance payments for work to be performed in future months. If we do not perform the work, the unearned portion of these advances will be returned to our clients. By December 31, 2001, our accounts receivable turnover rate, net of advance payments on contracts, was approximately four times a year.

        The following summarizes the Company's obligations associated with leases and other commitments at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than One Year	One to Three Years	After Three Years
Operating leases	$52,535	$6,507	$9,255	$36,773
Capital leases	122	68	54	—
Investment in an affiliated company	1,500	1,500	—	—

Total	$54,157	$8,075	$9,309	$36,773

        As described above, the Company has entered into a lease for a facility to be built-to-suit, which will be ready to occupy December 1, 2002. The lease term will expire on December 31, 2018, however, the terms of the lease will be finalized when the final cost of the building is determined. The Company has negotiated a 48% interest in the limited liability corporation that will own the building, and is deemed the owner of the building (for accounting purposes) during construction and throughout the term of the lease. Lease payments made will be allocated between an operating lease for the land the building occupies and a reduction of the long-term lease obligation for the building over the term of the lease.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (FAS 141), Business Combinations, and No. 142 (FAS 142), Goodwill and Other Intangible Assets. FAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combination. The provisions of FAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. FAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of FAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested at least annually for impairment, (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

        The Company will adopt the provisions of FAS 142 in its first quarter ending March 31, 2002. The Company is in the process of preparing for its adoption of FAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. The Company expects that is will no longer record $721,000 of annual amortization relating to its goodwill recorded in the purchase of Viking. The Company will also evaluate the useful lives assigned to its intangible assets and does not anticipate any changes to the useful lives. The Company does not expect that the results of the required impairment tests will have a negative impact on its earnings and financial position.

        In August 2001, FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was issued. This statement provides guidance on the accounting for the impairment or disposal of long-lived assets and was effective for the Corporation on January 1, 2002. Management believes that the adoption of SFAS No. 144 will not have a material impact on its consolidated financial position, results of operations or cash flows.

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

        Investments in both fixed and floating rate interest earning instruments carry a degree of risk. Fixed securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations because of changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value because of changes in interest rates. A 10% change in interest rates could have approximately a $150,000 impact on our interest income.

        Our investments are made in accordance with an investment policy approved by the Board of Directors. Under this policy no investment securities can have maturities exceeding two years and the average duration of the portfolio cannot exceed 12 months.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

PART III

Item 10. Directors and Executive Officers of the Registrant

        The section entitled "Election of Directors" and "Executive Officers" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 22, 2002, sets forth certain information with respect to the directors and executive officers of the Registrant and are incorporated herein by reference.

Item 11. Executive Compensation

        The section entitled "Executive Compensation" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 22, 2002, sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The section entitled "Stock Ownership" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 22, 2002, sets forth information concerning shares of common stock of the Company beneficially owned by management and others and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The section entitled "Certain Relationships and Related Transactions" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 22, 2002, sets forth information concerning certain relationships and transactions with the Company and others and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
Documents filed as part of the report:

        All Schedules except the one listed above have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements in this filing.

(b)
Exhibits

        The following exhibits are filed or incorporated by reference, as state below:

Exhibit Number	Description
3.1*	Certificate of Incorporation of PEC Solutions, Inc.
3.2*	By-Laws
10.1*	Office Lease Agreement between Building IV Associates L.P. and PEC Solutions, Inc.
10.2*	Amendment No. 1 to Office Lease Agreement between Building IV Associates L.P. and PEC Solutions, Inc.
10.3*	Office Lease Agreement between Building V Associates L.P. and PEC Solutions, Inc.
10.4*	Employment Agreement between PEC Solutions, Inc. and David C. Karlgaard., dated January 1, 2000
10.5*	Employment Agreement between PEC Solutions, Inc. and Paul C. Rice, dated January 1, 2000
10.6*	Employment Agreement between PEC Solutions, Inc. and Alan H. Harbitter, dated January 1, 2000
10.7*	Employment Agreement between PEC Solutions, Inc. and Stuart R. Lloyd, dated December 31, 1998
10.8*	2000 Stock Incentive Plan
10.9*	1995 Nonqualified Stock Option Plan
10.10*	1987 Stock Option Agreement, as amended
10.11*	Nonqualified Executive Supplemental Retirement Program Agreement dated December 1998
10.12*	2000 Employee Stock Option Plan
10.13*	Amended and Restated Loan Agreement between PEC Solutions, Inc. and NationsBank, N.A. (Bank of America)
10.14**	Amendment No. 2 to Office Lease Agreement between Building IV Associates L.P. and PEC Solutions, Inc.
10.15**	Amendment No. 3 to Office Lease Agreement between Building IV Associates L.P. and PEC Solutions, Inc.
10.16**	Office Lease Agreement between Building VI L.C. and PEC Solutions, Inc.
10.17***	First Amendment to Lease Agreement between Building VI L.C. and PEC Solutions, Inc.
10.18***	Second Amendment to Lease Agreement between Building VI L.C. and PEC Solutions, Inc.
10.19***	Operating Agreement between Building VI Investment L.C. and PEC Solutions, Inc.
10.20***	First Amendment to Operating Agreement between Building VI L.C. and PEC Solutions, Inc.
10.21***	Bank of America Promissory Note
10.22***	Bank of America Revolving Note
21.1	Subsidiaries of PEC Solutions, Inc.
23.1	Consent of PricewaterhouseCoopers LLP

*
Incorporated herein by reference to the Company's Registration Statement on Form S-1. No. 333-95331.

**
Incorporated herein by reference to the Company's Annual Report on Form 10K/A filed April 19, 2001.

***
Incorporated herein by reference to the Company's Quarterly Report on From 10-Q for the quarter ended June 30, 2001, filed August 13, 2001.

(b)
Reports on Form 8-K

          (1)  We filed a Current Report on Form 8-K on December 4, 2001, reporting under Item 2 the acquisition of Troy Systems, Inc.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEC SOLUTIONS, INC.
By:	/s/ DAVID C. KARLGAARD David C. Karlgaard, PH. D., President and Chief Executive Officer
Date:	March 29, 2002

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

Name	Title	Date

/s/ DAVID C. KARLGAARD David C. Karlgaard, PH. D.	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 29, 2002
/s/ STUART R. LLOYD Stuart R. Lloyd	Senior Vice President and Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 29, 2002
/s/ PAUL G. RICE Paul G. Rice	Chief Operating Officer and Director	March 29, 2002
/s/ ALAN H. HARBITTER Alan H. Harbitter	Chief Technology Officer and Director	March 29, 2002

/s/ JESSE BROWN Jesse Brown	Director	March 29, 2002
/s/ FRANK J. CARR Frank J. Carr	Director	March 29, 2002
/s/ R. JERRY GROSSMAN R. Jerry Grossman	Director	March 29, 2002
/s/ SHARON M. OWLETT Sharon M. Owlett	Director	March 29, 2002

Report of Independent Accountants

To the Board of Directors and Stockholders of
PEC Solutions, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of stockholders' equity and comprehensive income (loss) present fairly, in all material respects, the financial position of PEC Solutions, Inc. (the "Company") and subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

February 11, 2002
McLean, VA

PEC SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$14,655,510	$30,435,765
Short-term investments	21,016,812	31,105,314
Accounts receivable, net	15,763,658	36,422,720
Other current assets	1,491,186	4,134,309

Total current assets	52,927,166	102,098,108
Property and equipment, net	2,585,074	6,496,610
Investments	—	13,761,908
Goodwill, net	3,364,518	12,565,363
Intangibles, net	—	2,968,981
Other assets	2,522,881	3,816,506

Total assets	$61,399,639	$141,707,476

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,150,060	$4,019,709
Advance payments on contracts	1,258,477	1,289,588
Accrued payroll	4,214,089	7,018,137
Accrued vacation	1,182,793	2,184,926
Other current liabilities	939,867	3,958,344

Total current liabilities	9,745,286	18,470,704

Supplemental retirement program liability	482,276	949,087
Deferred rent	458,852	923,378
Long-term lease obligation	—	2,883,164
Other long-term liabilities	13,703	53,613

Total long-term liabilities	954,831	4,809,242

Total liabilities	10,700,117	23,279,946

Commitments and contingencies
Stockholders' equity:
Undesignated capital stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 22,345,440 and 26,109,649 shares issued and outstanding, respectively	223,454	261,096
Additional paid-in capital	28,692,286	83,581,888
Retained earnings	21,777,437	34,584,761
Accumulated other comprehensive income (loss)	6,345	(215)

Total stockholders' equity	50,699,522	118,427,530

Total liabilities and stockholders' equity	$61,399,639	$141,707,476

The accompanying notes are an integral part of these financial statements.

PEC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	1999	2000	2001
Revenues	$53,202,162	$68,305,025	$109,213,147

Operating costs and expenses:
Direct costs	30,409,402	37,309,348	60,416,152
General and administrative expenses	11,991,106	17,731,139	24,387,296
Sales and marketing expenses	1,826,297	2,812,888	4,371,083
Goodwill and intangible amortization	—	240,342	776,973

Total operating costs and expenses	44,226,805	58,093,717	89,951,504

Operating income	8,975,357	10,211,308	19,261,643
Other income, net	259,402	1,914,978	2,153,940

Income before income taxes	9,234,759	12,126,286	21,415,583
Provision for income taxes	3,595,347	4,853,820	8,348,472

Net income	$5,639,412	$7,272,466	$13,067,111

Earnings per share:
Basic	$0.33	$0.34	$0.54

Diluted	$0.24	$0.30	$0.47

The accompanying notes are an integral part of these financial statements.

PEC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	1999	2000	2001
Cash flows from operating activities:
Net income	$5,639,412	$7,272,466	$13,067,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	585,194	717,994	1,077,602
Amortization of goodwill	—	240,342	720,954
Amortization of intangibles	—	—	56,019
Deferred rent	—	458,852	464,527
Deferred income taxes	(326,091)	(384,208)	(26,222)
Other	4,540	(179)	6,265
Changes in operating assets and liabilities, excluding those acquired:
Accounts receivable, net	(2,388,715)	(2,078,436)	(12,477,244)
Other current assets	(93,813)	(178,502)	(544,696)
Other assets	(74,125)	(157,047)	(178,954)
Accounts payable and accrued expenses	744,402	(21,882)	441,505
Advance payments on contracts	912,259	(1,276,675)	(483,903)
Retirement plan contribution payable	(1,224,673)	1,937	(1,937)
Accrued payroll	490,642	800,199	1,486,400
Accrued vacation	187,454	207,302	523,449
Other current liabilities	50,067	467,984	(763,894)
Supplemental retirement program liability	(29,410)	201,427	233,530
Other long-term liabilities	—	—	(13,702)

Net cash provided by operating activities	4,477,143	6,271,574	3,586,810

Cash flows from investing activities:
Net purchases of short-term investments	—	(21,001,914)	(10,088,274)
Purchases of property and equipment	(797,353)	(1,614,046)	(1,600,368)
Investment in affiliate	—	—	(3,000,000)
Purchase of subsidiary, net of cash acquired	—	(1,854,435)	(13,403,772)
Capitalized software	—	(157,462)	(679,331)
Purchase of long-term investments	—	—	(10,697,523)
Other	(20,364)	(9,949)	3,000

Net cash used in investing activities	(817,717)	(24,637,806)	(39,466,268)

Cash flows from financing activities:
Dividends paid	(347,924)	(413,149)	—
Proceeds from the issuance of common stock	671,706	28,485,321	52,064,129
Payment on note payable	—	(2,146,280)	—
Repurchase of common stock	(1,291,658)	—	—
Common stock offering costs	(77,566)	(884,785)	(396,673)
Payment on capital lease obligations	—	—	(7,743)

Net cash provided by (used in) financing activities	(1,045,442)	25,041,107	51,659,713

Net increase in cash	2,613,984	6,674,875	15,780,255
Cash and cash equivalents at beginning of period	5,366,651	7,980,635	14,655,510

Cash and cash equivalents at end of period	$7,980,635	$14,655,510	$30,435,765

Property and equipment included in accounts payable	$121,450	$—	$—

Income taxes paid	$4,117,808	$4,762,550	$7,375,475

Interest paid	$37,193	$141,525	$4,160

Non-cash transactions:
Common stock repurchased and retired in exchange for shares in cashless exercise of stock options	$—	$—	$276,386

The accompanying notes are an integral part of these financial statements.

PEC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Retained Earnings
	Shares	Par Value				Total
Balance, December 31, 1998	17,396,190	$173,962	$616,912	$—	$9,885,846	$10,676,720
Issuance of common stock	793,080	7,931	663,775	—	—	671,706
Common stock repurchased and retired	(482,898)	(4,829)	(679,691)	—	(607,138)	(1,291,658)
Dividend declared ($.023 per share)	—	—	—	—	(413,149)	(413,149)
Net income	—	—	—	—	5,639,412	5,639,412

Balance, December 31, 1999	17,706,372	177,064	600,996	—	14,504,971	15,283,031
Issuance of common stock in initial public offering, net of offering costs	3,000,000	30,000	25,590,215	—	—	25,620,215
Issuance of common stock and tax impact on exercise of stock options	1,639,068	16,390	2,501,075	—	—	2,517,465
Comprehensive income:
Net income	—	—	—	—	7,272,466
Unrealized gain on securities, net of taxes	—	—	—	6,345	—
Total comprehensive income						7,278,811

Balance, December 31, 2000	22,345,440	223,454	28,692,286	6,345	21,777,437	50,699,522
Issuance of common stock in secondary stock offering, net of offering costs	3,000,000	30,000	47,913,327	—	—	47,943,327
Issuance of common stock in acquisition of Troy Systems, Inc	103,065	1,031	2,998,985	—	—	3,000,016
Issuance of common stock upon exercise of stock options, including tax benefit	551,244	5,512	3,116,457	—	—	3,121,969
Issuance of common stock through employee stock purchase plan	125,725	1,257	877,163	—	—	878,420
Common stock repurchased and retired	(15,825)	(158)	(16,330)	—	(259,787)	(276,275)
Comprehensive income:
Net income	—	—	—	—	13,067,111
Unrealized gain on securities, net of taxes	—	—	—	(6,560)	—
Total comprehensive income						13,060,551

Balance, December 31, 2001	26,109,649	$261,096	$83,581,888	$(215)	$34,584,761	$118,427,530

The accompanying notes are an integral part of these financial statements.

PEC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Principles

Company

        Performance Engineering Corporation (PEC) was incorporated June 25, 1985, under the laws of the Commonwealth of Virginia. On January 1, 2000, PEC was reincorporated, under the laws of the state of Delaware, as PEC Solutions, Inc. (PEC Solutions or the Company). The Company provides professional technology services that enable government entities to use the Internet to enhance productivity and improve services to the public.

        The Company's primary customers are executive agencies and departments of the Federal government, the Federal Judiciary, and prime contractors to the United States government. Two of these customers accounted for 37% of the Company's revenue during 2001. For 1999, the Company's contracts and subcontracts were time and materials contracts (62%), fixed-price contracts (23%), and cost reimbursable contracts (15%). For 2000, these contracts and subcontracts were time and materials contracts (66%), fixed-priced contracts (22%), and cost-reimbursable contracts (12%). For 2001, these contracts and subcontracts were time and materials contracts (71%), fixed-priced contracts (13%), and cost-reimbursable contracts (16%).

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

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and in banks. The Company also considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2000 and 2001, cash equivalents included money market funds of approximately $2,709,483 and $5,593,048, respectively, and commercial paper, United States Treasuries bills and municipal bonds of approximately $6,793,322 and $13,496,454, respectively.

Concentration of Credit Risk

        At times during the year, the Company maintains cash balances at financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) limits. Management believes the risk in these situations to be minimal. In addition, the Company had cash balances of $2,709,483 and $5,593,048 held in money market funds at local financial institutions as of December 31, 2000 and 2001, respectively. The

Company also held commercial paper, United States Treasury bills and municipal bonds in the amount of $55,619,459 as of December 31, 2001. These funds are not insured by the FDIC.

Marketable Securities

        The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's marketable securities are categorized as available-for-sale and stated at fair value.

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation. For additions prior to January 1, 1999, depreciation is computed on property and equipment using the double declining balance method over the estimated useful lives of the assets, generally 3 to 5 years. Effective January 1, 1999, depreciation is computed on property and equipment using the straight-line method. Depreciation is computed on leasehold improvements using the straight-line method over the shorter of the lease term or the useful life of the respective assets

Long-lived Assets

        The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, (SFAS No. 121). SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted net cash flows attributable to such assets. Impairment, if any, is recognized in the period of identification to the extent the carrying amount of an asset exceeds discounted net cash flows attributable to such assets. Based on its most recent analysis, the Company believes that there was no impairment of its long-lived assets as of December 31, 2001.

Goodwill

        Goodwill represents the excess of the purchase price over fair value of net assets acquired. Goodwill recognized pursuant to the Viking Technology, Inc. acquisition is amortized on a straight-line basis over a 5-year period. Accumulated amortization was $961,296 as of December 31, 2001. The Company will adopt FAS 142 effective January 1, 2002 and discontinue the amortization the Viking goodwill.

        The Company also recognized goodwill pursuant to its acquisition of Troy Systems, Inc. in November 2001. This acquisition has been accounted for as a purchase pursuant to the guidance Statement of Financial Accounting Standards No. 141 (FAS 141), Business Combinations. Therefore, goodwill of $9.9 million will not be amortized and will be evaluated on an annual basis for impairment. (See Notes 3 and 14 for additional information.)

Intangibles

        Intangibles representing the value of customer contracts and related relationships purchased in the acquisition of Troy Systems, Inc. on November 20, 2001, amounting to $3,025,000, are amortized on a straight-line basis over a 4.5-year period. Accumulated amortization was $56,019 as of December 31, 2001.

Software Research and Development Costs

        The Company capitalizes research and development costs for marketable software incurred from the time the product is determined to be technologically feasible until it is available for sale. It has also acquired marketable software, which it has capitalized. Acquired software and software development costs are amortized and recorded as direct costs using the straight-line method over a period not to exceed three years. As of December 31, 2001, $1,539,166 was capitalized with an accumulated amortization balance of $280,722 and is included in other assets. Amortization expense of $68,281, and $212,441 was recognized during 2000 and 2001 respectively.

Contract Advance Payments

        The Company invoices the Federal Government for some of its contracts based on provisional indirect cost rates. These invoiced amounts are adjusted when the actual rates have been determined by audit. Other Federal Government contracts are billed periodically independent of the percentage of the contract actually completed which, in some situations, results in funds being advanced to the Company in excess of amounts earned.

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

Income Taxes

        The Company accounts for deferred income taxes using the asset and liability method, under which the expected future tax consequences of differences between the book and tax bases of assets and liabilities are recognized as deferred tax assets and liabilities.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Such estimates include reserves for doubtful accounts, valuation allowance for deferred taxes, estimates to complete for contracts, and certain accrued expenses. Accordingly, actual results could differ from those estimates.

Segment Reporting

        The Company operates as a single segment and will evaluate additional disclosure requirements as it expands its operations.

Lease Financing Arrangement

        Emerging Issues Task Force (EITF) Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased when construction of the asset is completed. EITF Issue 97-10 requires the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period as well as when construction of the asset is completed. This is the case even though the Company is not obligated to guarantee the non-recourse mortgage obligation, nor is it involved in the management of the construction of the building or the management of the owner-lessor. Therefore, as discussed in Note 14, the Company is required to record such building costs as construction-in-process with an offsetting long-term lease obligation.

Reclassifications

        Certain reclassifications have been made to the prior-period financial statements in order to conform to the 2001 presentation.

2.    Initial Public Offering and Follow-on Offering

        The Company completed an initial public offering of common stock in April 2000. The Company sold 3,000,000 shares of common stock generating $25.6 million in proceeds, net of offering expenses. The Company completed a follow-on offering of common stock in June 2001. The Company sold 3,000,000 shares of common stock generating $47.9 million in proceeds, net of offering expenses.

3.    Acquisitions

        On August 28, 2000, the Company acquired all of the outstanding capital stock of Viking Technology, Inc. (Viking) for $2 million cash plus the assumption of debt in a business combination accounted for as a purchase. The results of Viking's operations have been included in the consolidated financial statements since that date. Viking is a provider of integrated software and advanced technology solutions for state and local law enforcement, fire and emergency medical service agencies. Assets acquired were $2.6 million and liabilities assumed were $4.2 million. The excess of the purchase price over the fair value of the net liabilities assumed was approximately $3.6 million, which was recorded as goodwill. Pro forma results of operations had the acquisition occurred on January 1, 1999 would not have been significantly different than reported results for the year ended December 31, 2000.

        On November 20, 2001, the Company acquired all of the outstanding common shares of Troy Systems, Inc. (Troy). The results of Troy's operations have been included in the consolidated financial statements since that date. Troy derives revenue from system development, networking, engineering, integration services, and information systems security and its primary customer is the federal government. Troy's depth of experience in the defense and health care IT sectors represents an important set of new vertical markets for the Company and will significantly broaden its client base.

        The aggregate purchase price was $18.6 million, including acquisition costs of $0.3 million, and consisting of $15.3 million of cash and common stock valued at $3.0 million (103,065 shares). The number of shares was determined using the average closing price of the stock for the five trading days immediately prior to the acquisition. At December 31, 2001, there were $1.5 million of escrow funds related to the acquisition included in other current assets with a corresponding liability in other current liabilities.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Third party valuations were obtained in determining the allocation of the purchase price for certain intangible assets.

At November 20, 2001
Current assets, including cash of $1,446,775	$9,602,232
Property and equipment	333,538
Intangible assets	3,025,000
Goodwill	9,921,799
Other assets	1,096,513

Total assets acquired	23,979,082

Current liabilities	(4,297,364)
Long-term liabilities, including capital leases	(1,087,965)

Total liabilities assumed	(5,385,329)

Net assets acquired	$18,593,753

        The $3.0 million of acquired intangible assets was assigned to customer contracts and related relationships with a weighted-average useful life of 4.5 years. The transaction resulted in $9.9 million of goodwill, all of which is expected to be deductible for tax purposes.

        Unaudited pro forma results of operations as if the acquisition has occurred at the beginning of each period presented are as follows:

	Year ended December 31, (in thousands except per share)
	2000	2001
Total revenue	$104,156	$138,524

Net income	$8,548	$13,000

Basic earnings per share	$0.40	$0.54

Diluted earnings per share	$0.36	$0.46

        The pro forma consolidated results of operations include adjustments to give effect to amortization of goodwill and other adjustments, together with related income tax effects. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

4.    Accounts Receivable

        Accounts receivable consisted of the following as of:

	December 31,
	2000	2001
Billed accounts receivable	$14,597,008	$33,335,746
Unbilled accounts receivable	2,448,512	4,701,308
Progress payments	(1,103,983)	(1,289,588)

	15,941,537	36,747,466
Allowance for doubtful accounts	(177,879)	(324,746)

Accounts receivable, net	$15,763,658	$36,422,720

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

        During 2001 the Company had two customers that each accounted for more than 10% of revenue. For the year ended December 31, 2001, EDS (Navy Marine Corps Intranet) had $27.3 million, and the Special Projects Division of the Drug Enforcement Agency had $12.4 million of revenue and, as of December 31, 2001, each had $7.3 million and $1.7 million of accounts receivable, respectively.

5.    Property and Equipment

        Property and equipment consisted of the following as of:

	December 31,
	2000	2001
Leasehold improvements	$1,129,782	$1,259,984
Property and equipment	3,915,907	5,276,652
Software	342,426	508,854
Construction-in-process	—	2,883,164

	5,388,115	9,928,654
Less: accumulated depreciation	(2,803,041)	(3,432,044)

	$2,585,074	$6,496,610

        Depreciation expense was $585,194, $649,713 and $865,158 for the years ended December 31, 1999, 2000 and 2001, respectively.

6.    Line of Credit

        The Company has a loan agreement with Bank of America which provides for a line of credit with a limit of $6,000,000 at the one-month LIBOR Rate plus 250 basis points per annum (9.5% and 4.4% as of December 31, 2000 and 2001, respectively). The line is collateralized by the assets of the Company. As of December 31, 2000, and 2001 the balance due under the line was zero. The bank has issued Letters of Credit in the amount of $3,187,009 against the line of credit in lieu of rent deposits as of December 31, 2001. The agreement expires April 30, 2003.

7.    Other current liabilities

        Other liabilities consisted of the following:

	December 31,
	2000	2001
Employee stock purchase plan	$502,515	$601,128
Amounts due related to Troy acquisition	—	2,582,512
Other	437,352	774,704

	$939,867	$3,958,344

8.    Stock Option Plans

        On February 1, 1987, the Company established an incentive stock option agreement (the Agreement), to attract, retain and reward employees and on January 1, 1995 the Company established a nonqualified stock option plan (the Plan, collectively, the Plans) to attract, retain and reward key employees. The Plans are administered by the Board of Directors, which has the authority to determine which officers and key employees are awarded options pursuant to the Plans and the related terms and option prices. The number of options available for grant under the Plans is limited to the number of Company common shares authorized and available.

        Each stock option granted pursuant to the Plans has an exercise price equal to the fair market value of the underlying common stock at the date of grant. Each stock option granted under the Agreement has a five-year term and a two-year vesting period. Each stock option granted pursuant to the Plan has a ten-year term and no vesting period.

        In January 2000, the Company established a stock plan (the 2000 Plan), which includes both incentive and non-qualified stock options. Under the 2000 Plan, options to purchase 1,500,000 shares of common stock are available for 2000. Beginning in 2001, the number of options eligible for grant in each year will be equal to the sum of 6.25% of the number of outstanding shares on January 1 of that year, plus the number of shares eligible for grant in the prior year that were not granted. No more than 15,000,000 options may be granted during the 10-year term of the 2000 Plan. Each stock option granted pursuant to the 2000 Plan has a ten-year term and a two-year vesting period for incentive options and no vesting period for non-qualified options.

        In January 2000, the Company established an employee stock purchase plan (the Purchase Plan). Under the Purchase Plan, employees, through payroll deductions, are granted options to purchase shares of common stock at a price no less than 85% of the fair market value of the common stock on the first or last trading day of each six month option period or the date the shares of common stock are purchased. There are 2,000,000 shares of common stock available for purchase under the Purchase Plan. On January 2, 2001, 76,534 shares were issued under the plan at prices ranging from $6.27 to $6.75 per share. On July 12, 2001, 49,191 shares were issued under the plan at prices ranging from $6.75 to $8.93 per share.

        The following table summarizes the Company's activity for all of its stock option awards granted under the Agreement and the plans:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price
Balance, December 31, 1998	5,241,960	$0.56— 2.06	$1.26
Granted	1,511,550	2.84— 3.18	3.03
Exercised	(793,080)	0.56— 3.05	0.84
Canceled	(291,540)	0.57— 2.84	1.85

Balance, December 31, 1999	5,668,890	0.63— 3.18	1.76
Granted	647,793	6.94—12.00	8.91
Exercised	(1,639,068)	0.78— 1.68	1.21
Canceled	(101,760)	1.10—12.00	6.10

Balance, December 31, 2000	4,575,855	0.63—12.00	2.87
Granted	359,653	7.50—22.10	8.23
Exercised	(551,089)	0.78— 7.50	2.34
Canceled	(38,838)	1.10—12.00	8.22

Balance, December 31, 2001	4,345,581	$0.63—22.10	$3.34

        The following table summarizes additional information about stock options outstanding as of December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.63 to $0.86	450,246	3.88	$0.83	450,246	$0.83
$1.21 to $1.21	951,564	5.00	1.21	951,564	1.21
$1.69 to $2.06	900,042	5.26	1.89	900,042	1.89
$2.84 to $3.12	1,150,416	5.52	3.08	1,150,416	3.08
$6.94 to $23.30	893,313	8.59	8.66	264,839	8.16

	4,345,581	5.81	$3.34	3,717,107	$2.40

        The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost is recognized for its stock plans based on the intrinsic value of the stock option at date of grant (i.e., the difference between the exercise price and the fair value of the Company's common stock).

        Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under the plans in 1999, 2000, and 2001, consistent with the method of SFAS No.123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below.

	Years Ended December 31,
	1999	2000	2001
Net income, as reported	$5,639,412	$7,272,466	$13,067,111
Pro forma compensation expense	(389,108)	(1,102,213)	(2,121,664)

Pro forma net income	$5,250,304	$6,170,253	$10,945,447

	Years Ended December 31,
	1999	2000	2001
Net income per common share—basic:
As reported	$0.33	$0.34	$0.54
Pro forma	$0.31	$0.29	$0.45
Net income per common share—diluted:
As reported	$0.24	$0.30	$0.47
Pro forma	$0.22	$0.26	$0.39

        The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. All significant assumptions and the weighted-average fair value per share granted during the years ended December 31 are as follows:

	Stock Options Plans			Stock Purchase Plan
	1999	2000	2001	2000	2001
Expected volatility	0%	20%	57.31%	20%	57.31%
Risk free interest rates	5.60%	5.17%	5.18%	5.00%	3.63%
Dividend yield	2.7%	0%	0%	0%	0%
Expected lives	5 years	10 years	10 years	0.7 years	0.5 years
Weighted average fair value per share	$0.36	$4.09	$5.95	$1.28	$16.38

9.    Basic Earnings Per Share and Diluted Earnings Per Share

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

        Basic and diluted earnings per share for 1999, 2000, and 2001, were determined as follows:

	Year Ended December 31, 1999
	Net Income	Shares	Per Shares
Basic EPS	$5,639,412	17,074,536	$0.33
Effect of dilutive options	—	6,383,220	(0.09)

Diluted EPS	$5,639,412	23,457,756	$0.24

	Year Ended December 31, 2000
	Net Income	Shares	Per Shares
Basic EPS	$7,272,466	21,112,760	$0.34
Effect of dilutive options	—	2,784,215	(0.04)

Diluted EPS	$7,272,466	23,896,975	$0.30

	Year Ended December 31, 2001
	Net Income	Shares	Per Shares
Basic EPS	$13,067,111	24,257,564	$0.54
Effect of dilutive options	—	3,724,486	(0.07)

Diluted EPS	$13,067,111	27,982,050	$0.47

10.  Employee Benefit Plan

        During 1985, the Company established a qualified profit sharing plan in accordance with Section 401(k) of the Internal Revenue Service Code. Under the plan, the Company makes contributions out of profits of the Company based on an amount determined at the discretion of the Board of Directors. All full-time employees and part-time employees working at least 20 hours a week are eligible to participate in the plan. Eligibility is restricted for new employees, who are not permitted to participate until the first day of the first calendar quarter following date of hire. The Company contributed $1,226,316, $1,714,364 and $2,676,688 for 1999, 2000 and 2001, respectively.

11.  Supplemental Retirement Program

        In December 1998, the Company adopted a funded Executive Supplemental Retirement Program for a select group of management or highly compensated employees. The program allows these employees to defer a portion of their salary and bonus. The Company has the option of adding additional amounts of deferred compensation at its sole discretion. The Company contributions are vested after five years. Employee deferrals were $60,093, $72,163 and $87,045 in 1999, 2000 and 2001, respectively. The Company contributed $99,367, $112,663 and $146,639 to the program in 1999, 2000 and 2001, respectively.

12.  Dividends

        The Company declared dividends in the amount of $413,149 for 1999, which were paid in 2000, but did not declare any dividends for 2000 and 2001. The Company expects to retain future earnings, if any, for use in the operation and expansion of the business and does not anticipate paying any further cash dividends in the foreseeable future.

13.  Income Taxes

        The provision for income taxes consisted of the following:

	Years Ended December 31,
	1999	2000	2001
Current:
Federal	$3,301,488	$4,270,065	$7,109,964
State	619,950	826,929	1,300,217

Total Current	3,921,438	5,096,994	8,410,181

Deferred:
Federal	(304,732)	(204,111)	(55,314)
State	(21,359)	(39,063)	(6,395)

Total Deferred	(326,091)	(243,174)	(61,709)

Provision for income taxes	$3,595,347	$4,853,820	$8,348,472

        Deferred tax assets were comprised of the following:

	Years Ended December 31,
	1999	2000	2001
Deferred tax assets (liabilities):
Accrued vacation	$298,974	$354,531	$566,659
Allowance for doubtful accounts	76,206	70,227	69,456
Property and equipment	224,162	(3,619)	(369,547)
Capital loss carryforward	8,021	8,021	8,021
Deferred rent	—	180,539	360,547
Unrealized gains on securities	—	(4,057)	—
Net operating loss carryforward (expiring beginning in 2012)	—	876,761	857,607
Deferred compensation	110,879	202,045	253,414

Total deferred tax assets, net	$718,242	$1,684,448	$1,746,157

        A reconciliation between the Company's statutory tax rate and the effective tax rate is as follows:

	Years Ended December 31,
	1999	2000	2001
Statutory federal rate	34%	35%	35%
State income taxes, net of federal benefits	5%	5%	4%

Effective tax rate	39%	40%	39%

14.  Commitments and Contingencies

        Through its acquisition of Troy Systems, Inc. the Company has assumed several equipment leases, which are classified as capital leases. The economic substance of such transactions is that the Company is acquiring assets using lease financing. The future minimum lease payments under capital leases as of December 31, 2001, are as follows:

Year ending December 31, 2002	$68,026
Year ending December 31, 2003	53,726

Total minimum lease payments	121,752
Less: amount representing interest	(1,176)

Present value of net minimum lease payments	120,576
Less: current portion	(66,963)

Long-term portion	$53,613

        At December 31, 2001, equipment under capital leases of $126,375, net of accumulated depreciation of $7,437, is included with property and equipment.

        The Company leases office facilities and equipment under noncancelable operating lease agreements, which expire in various years through 2013. Future minimum lease payments under operating leases that have noncancelable lease terms in excess of one year as of December 31, 2001 are as follows:

Years Ended December 31,
2002	$6,507,224
2003	4,688,382
2004	4,567,035
2005	4,478,803
2006	4,524,504
Thereafter	27,769,260

$52,535,208

        The total rental expense under operating leases was $2,169,811, $4,267,350 and $5,615,636 for the years ended December 31, 1999, 2000 and 2001, respectively.

        The Company subleases space in one of its facilities. Sublease rental income was $182,745 and $315,658 for the years ended December 31, 2000 and 2001, respectively.

        The Company entered into a new lease for a facility to be built-to-suit, which will be ready to occupy December 1, 2002. The lease will expire on December 31, 2018. The terms of the lease will be finalized when the final cost of the building is determined. The Company has negotiated a 48% equity position in the limited liability corporation that will own the building for a total investment of $4,500,000. As of December 31, 2001, $3,000,000 of the investment has been paid and the balance will be due upon occupancy of the building. As discussed in Note 1, the Emerging Issues Task Force (EITF) released in 1998, Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction. EITF Issue No. 97-10 is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased to the lessee when construction of the asset is completed. Issue No. 97-10 requires the Company be considered the owner (for accounting purposes) of these types of projects during the construction period as well as when the construction of the asset is completed. This is the case even though the Company is not obligated to guarantee the non-recourse mortgage obligation, nor is it involved in the management of the construction of the building or the management of the owner-lessor. Accordingly, the Company recorded construction costs incurred to date of $2.9 million as construction-in-process with an offsetting long-term lease obligation as of December 31, 2001.

        In the ordinary course of business, the Company may be party to various legal proceedings. In the opinion of management, the Company's liability, if any, in all pending litigation or other legal proceedings will not have a material effect upon the financial condition, results of operations or liquidity of the Company.

15.  Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (FAS 141), Business Combinations, and No. 142 (FAS 142), Goodwill and Other Intangible Assets. FAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combination. The provisions of FAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. FAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of FAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested at least annually for impairment, (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

        The Company will adopt the provisions of FAS 142 in its first quarter ending March 31, 2002. The Company is in the process of preparing for its adoption of FAS 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. The Company expects that is will no longer record $721,000 of annual amortization relating to its goodwill recorded in the purchase of Viking. The Company will also evaluate the useful lives assigned to its intangible assets and does not anticipate any changes to the useful lives. The Company does not expect that the results of the required impairment tests will have a negative impact on its earnings and financial position.

        In August 2001, FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was issued. This statement provides guidance on the accounting for the impairment or disposal of long-lived assets and was effective for the Corporation on January 1, 2002. Management believes that the adoption of SFAS No. 144 will not have a material impact on its consolidated financial position, results of operations or cash flows.

16.  Unaudited Selected Quarterly Financing Information

	(in thousands, except per share data)
2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$15,582	$16,614	$17,695	$18,414

Operating income	$2,198	$2,353	$3,072	$2,588

Net income	$1,413	$1,744	$2,264	$1,851

Earnings per share:
Basic	$0.08	$0.08	$0.10	$0.08

Diluted	$0.06	$0.07	$0.09	$0.08

Weighted average shares used in computing earnings per share:
Basic	18,257	21,583	22,275	22,305

Diluted	23,442	24,879	25,285	24,684

2001
Revenues	$21,920	$27,134	$28,833	$31,326

Operating income	$3,680	$5,834	$5,496	$4,252

Net income	$2,439	$3,690	$3,712	$3,226

Earnings per share:
Basic	$0.11	$0.16	$0.14	$0.12

Diluted	$0.10	$0.14	$0.13	$0.11

Weighted average shares used in computing earnings per share:
Basic	22,472	22,658	25,840	25,990

Diluted	25,536	26,386	29,610	29,784

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors and Stockholders of
PEC Solutions, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 11, 2002, appearing in this Annual Report on Form 10-K, also included an audit of the financial statement schedule appearing on page S-2. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Pricewaterhouse Coopers LLP

McLean, Virginia
February 11, 2002

S-1

PEC Solutions, Inc.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	COLUMN B	COLUMN C ADDITIONS			COLUMN D		COLUMN E
DESCRIPTION	BALANCE AT START OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED/ CREDITED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF PERIOD
YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful accounts	$74,467	$125,417	$—		$6,860	(1)	$193,024

YEAR ENDED DECEMBER 31, 2000
Allowance for doubtful accounts	$193,024	$—	$—		$15,145	(1)	$177,879

YEAR ENDED DECEMBER 31, 2001
Allowance for doubtful accounts	$177,879	$—	$146,867	(2)	$—		$324,746

(1)
Reflects amounts written off against the allowance and related accounts receivable accounts and settlement of doubtful accounts.

(2)
Addition related to the acquisition of Troy Systems, Inc. on November 20, 2001.

S-2

QuickLinks

FORM 10-K INDEX
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters To a Vote of Security Holders
PART II
  Item 5. Market for the Company's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
POWER OF ATTORNEY
Report of Independent Accountants
PEC SOLUTIONS, INC. CONSOLIDATED BALANCE SHEETS
PEC SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF INCOME
PEC SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
PEC SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
PEC SOLUTIONS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Accountants on Financial Statement Schedule
PEC Solutions, Inc. SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS