Form 10-Q
period 2002-03-31
PEC SOLUTIONS INC
filed 2002-05-10
CIK 1103013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarter Ended March 31, 2002

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

Commission File Number 000-30271

PEC SOLUTIONS, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	54-1339972
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12750 FAIR LAKES CIRCLE, FAIRFAX, VA	22033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 679-4900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes  ☒  No  ☐

As of May 10, 2002, 26,262,049 of the registrant’s Common Stock, par value $.01 per share, were outstanding.

PEC SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2002

PART I: FINANCIAL INFORMATION

ITEM 1:         FINANCIAL STATEMENTS

PEC SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	As of March 31, 2002	As of December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,383	$30,436
Short-term investments	26,421	31,105
Accounts receivable, net	39,512	36,423
Other current assets	3,762	4,134
Total current assets	101,078	102,098

Property and equipment, net	9,579	6,497
Investments	19,133	13,762
Goodwill	12,565	12,565
Intangibles, net	2,801	2,969
Other assets	4,094	3,817
Total assets	$149,250	$141,708

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,398	$4,020
Advance payments on contracts	938	1,290
Retirement plan contribution payable	402	—
Accrued payroll	3,134	7,018
Accrued vacation	2,766	2,185
Other current liabilities	5,459	3,958
Total current liabilities	18,097	18,471
Long-term liabilities:
Supplemental retirement program liability	952	949
Deferred rent payable	1,020	923
Long-term lease obligation	5,980	2,883
Other long-term liabilities	29	54
Total long-term liabilities	7,981	4,809
Total liabilities	26,078	23,280

Commitments and contingencies

Stockholders’ equity:
Undesignated capital stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 26,212,003 and 26,109,649 shares issued and outstanding, respectively	262	261
Additional paid-in capital	84,450	83,582
Retained earnings	38,624	34,585
Accumulated other comprehensive income (loss)	(164)	—
Total stockholders’ equity	123,172	118,428
Total liabilities and stockholders’ equity	$149,250	$141,708

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	March 31, 2002	March 31, 2001
	(Unaudited)
Revenues	$38,231	$21,920
Operating costs and expenses:
Direct costs	22,918	11,798
General and administrative expenses	7,431	5,368
Sales and marketing expenses	1,579	895
Goodwill and intangible amortization	168	180
Total operating costs and expenses	32,096	18,241
Operating income	6,135	3,679
Other income, net	503	468
Income before income taxes	6,638	4,147
Provision for income taxes	2,592	1,709
Net income	$4,046	$2,438
Earnings per share:
Basic	$0.15	$0.11
Diluted	$0.14	$0.10
Weighted average shares used in computing earnings per share:
Basic	26,166	22,472
Diluted	29,879	25,536

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Three Months Ending
	March 31, 2002	March 31, 2001
	(Unaudited)
Cash flows from operating activities:
Net income	$4,046	$2,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	299	272
Amortization of goodwill	—	180
Amortization of intangibles	168	—
Deferred rent payable	97	108
Deferred income taxes	(105)	(48)
Loss from investment in building	29	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,089)	(5,265)
Other current assets	439	(164)
Other assets	(211)	(3)
Accounts payable and accrued expenses	1,378	(259)
Advance payments on contracts	(352)	(523)
Retirement plan contribution payable	402	282
Accrued payroll	(3,884)	(61)
Accrued vacation	581	337
Other current liabilities	1,524	1,802
Supplemental retirement program liability	3	23
Other long-term liabilities	(25)	(5)
Net cash provided (used) by operating activities	1,300	(886)
Cash flows from investing activities:
Net sales (purchases) of short-term investments	4,522	(1,045)
Purchases of property and equipment	(202)	(188)
Capitalized software	(113)	(177)
Purchase of long-term investments	(5,400)	—
Net cash used by investing activities	(1,193)	(1,410)
Cash flows from financing activities:
Proceeds from issuance of common stock	863	155
Payments on capital lease obligations	(23)	—
Net cash provided by financing activities	840	155
Net increase (decrease) in cash	947	(2,141)
Cash and cash equivalents at beginning of period	30,436	14,655
Cash and cash equivalents at end of period	$31,383	$12,514

Income taxes paid	$138	$100
Interest paid	$1	$1
Non-cash transactions:
Additions to construction-in-process and long-term lease obligation	$3,097	$—

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

(UNAUDITED)

1. Financial Statements

The accompanying consolidated financial statements, except for the December 31, 2001 balance sheet, are unaudited and have been prepared in accordance with accounting standards generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally in the United States have been omitted. In the opinion of management, all adjustments, consisting of normally recurring accruals, considered necessary for a fair presentation, have been included. It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements as of December 31, 2000 and 2001 and for each of the three years in the period ended December 31, 2001 included in the Company’s 2001 Form 10-K, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the operating results to be expected for the full year.

2. Accounts Receivable

Accounts receivable consist of the following as of:

	March 31, 2002	December 31, 2001
	(Dollars in thousands)
Billed accounts receivable	$34,419	$33,337
Unbilled accounts receivable	6,355	4,701
Progress payments	(938)	(1,290)
	39,836	36,748
Allowance for doubtful accounts	(324)	(325)
Accounts receivable, net	$39,512	$36,423

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

3. Net Income Per Share

Basic and diluted earnings per share for the three months ended March 31, 2002 and 2001 were determined as follows:

	Three Months Ended March 31, 2002			Three Months Ended March 31, 2001
	(Dollars in thousands, except for per share amounts)
	Net Income			Net Income
		Shares	Per Share		Shares	Per Share
Basic EPS	$4,046	26,166,351	$0.15	$2,438	22,472,154	$0.11
Effect of dilutive options	—	3,712,736	(0.01)	—	3,064,115	(0.01)
Diluted EPS	$4,046	29,879,087	$0.14	$2,438	25,536,269	$0.10

4.  Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives but with no maximum life.  The Company has adopted the provisions of SFAS No. 142 effective January 1, 2002.

Upon the adoption of FAS 142, the Company discontinued the amortization of goodwill.  The following table presents a reconciliation of net income and earnings per share adjusted for the exclusion of goodwill:

	Three Months Ended

	(Dollars in thousands, except for per share amounts)
	March 31, 2002	March 31, 2001
Reported net income	$4,046	$2,438
Add: Goodwill amortization	—	180
Adjusted net income	$4,046	$2,618

Reported basic earnings per share	$0.15	$0.11
Add: Goodwill amortization	—	0.01
Adjusted basic earnings per share	$0.15	$0.12

Reported diluted earnings per share	$0.14	$0.10
Add: Goodwill amortization	—	—
Adjusted diluted earnings per share	$0.14	$0.10

The Company only has one reporting unit.  Nonamortized intangible assets consist only of goodwill of $12,565,363.  The Company’s amortizable intangible assets include customer contracts and related relationships.  The gross carrying amount of the customer relationships at March 31, 2002 was $3,025,000 with accumulated amortization of $224,075.  There have been no changes in the carrying amount of goodwill for the quarter ended March 31, 2002.  In accordance with the provisions of SFAS No. 142, the Company performed the appropriate transitional impairment tests related to its stated goodwill and determined that there is no transitional impairment loss.  Also in accordance with the provisions of SFAS No. 142, the Company reassessed the useful lives of all intangible assets and determined that no adjustments were necessary.

There were no intangibles at March 31, 2001.  Intangibles are amortized on a straight-line basis.

Amortization expense for the three months ended March 31, 2001 was $168,000.  Estimated amortization expense for each of the five succeeding calendar years based on the intangible assets as of March 31, 2002 is as follows:

Year ending December 31,	Amount
(dollars in thousands)
2002	$672
2003	672
2004	672
2005	672
2006	281

5.  Recent Pronouncements

In August 2001, FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was issued.  This statement provides guidance on the accounting for the impairment or disposal of long-lived assets and was adopted by the Company on January 1, 2002.   There were no adjustments to the financial statements related to impairment or disposal of long-lived assets.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We derive substantially all of our revenues from fees for consulting services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts. During the three months ended March 31, 2002, revenues from these contract types were approximately 59%, 20% and 21%, respectively, of total revenues. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts as the services are provided. We recognize revenues on fixed-price contracts using the percentage of completion method as services are performed over the life of the contract, based on the costs we incur in relation to the total estimated costs. We recognize and make provisions for any anticipated contract losses at the time we know and can estimate them. Fixed-price contracts are attractive to clients and, while subject to increased risks, provide opportunities for increased margins. We recognize revenues on cost-reimbursable contracts as services are provided. These revenues are equal to the costs incurred in providing these services plus a proportionate amount of the fee earned. We have historically recovered all of our costs on cost-reimbursable contracts, which means we have lower risk and our margins are lower on these contracts.

Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. Existing clients from the previous year generated approximately 97% of our revenues in the three months ended March 31 2002. As of March 31, 2002, we had 1,236  personnel.

In the three months ended March 31, 2002, we derived approximately 35% of our revenues through relationships with prime contractors, who contract directly with the end-client and subcontract with us. In most of these engagements, with the exception of the EDS (NMCI) subcontract, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

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

Results of Operations

The following table sets forth certain financial data and such data as a percentage of revenues for the periods indicated.

	Three Months Ended
	March 31, 2002	March 31, 2001
	(Dollars in thousands)
Statement of Income:
Revenues	$38,231	$21,920
Direct costs	22,918	11,798
Gross profit (a)	15,313	10,122
Other operating costs and expenses:
General and administrative expenses	7,431	5,368
Sales and marketing expenses	1,579	895
Goodwill and intangible amortization	168	180
Total other operating costs and expenses	9,178	6,443
Operating income	6,135	3,679
Other income, net	503	468
Income before income taxes	6,638	4,147
Provision for income taxes	2,592	1,709
Net income	$4,046	$2,438

As a Percentage of Revenues:

Revenues	100.0%	100.0%
Direct costs	60.0	53.8
Gross profit (a)	40.0	46.2
Other operating costs and expenses:
General and administrative expenses	19.4	24.5
Sales and marketing expenses	4.1	4.1
Amortization of goodwill	0.4	0.8
Total other operating costs and expenses	23.9	29.4
Operating income	16.1	16.8
Other income, net	1.3	2.1
Income before income taxes	17.4	18.9
Provision for income taxes	6.8	7.8
Net income	10.6%	11.1%

(a)               Gross profit represents revenues less direct costs, which consist primarily of project personnel salaries and benefits and direct expenses incurred to complete projects.

Results of Operations for The Three Months Ended March 31, 2002 Compared with The Three Months Ended March 31, 2001

Revenues. For the three months ended March 31, 2002, our total revenues increased by 74.4%, or $16.3 million over the same period last year. The increase in revenues primarily reflects an increase in the volume of services to existing clients and services to new clients, which represents approximately 3% of revenues.

Direct Costs. For the three months ended March 31, 2002, direct costs increased by 94.3%, or $11.1 million, over the same period last year. The increase was due primarily to an increase in project personnel to 1,097 as of March 31, 2002 as compared to 627 as of March 31, 2001. Direct costs increased as a percentage of revenues for the period ended March 31, 2002, to 60.0% as compared to 53.8% in the same period last year, due to normal fluctuations in labor and other direct costs and lower margins on the Troy contracts.

Gross Profit. Gross profit increased by 51.3% to $15.3 million in the three months ended March 31, 2002 from $10.1 million in the three months ended March 31, 2001. Gross profit as a percentage of revenues decreased to 40.0% in the three months ended March 31, 2002 from 46.2% in the three months ended March 31, 2001, as direct costs grew at a faster rate than revenues due to normal fluctuations in labor and other direct costs and the lower margins on the Troy contracts.

General and Administrative Expenses. General and administrative expenses increased 38.4% to $7.4 million in the three months ended March 31, 2002 from $5.4 million in the three months ended March 31, 2001. Facility costs increased in the current quarter over last year due to the opening of new offices in Alexandria, Fairfax and Norfolk, Virginia, Colombia, Maryland, San Antonio, Texas, San Diego, California, Trevose, Pennsylvania and Honolulu, Hawaii. Our total general and administrative headcount increased to 139 employees as of March 31, 2002 compared to 81 employees as of March 31, 2001, consistent with our plans.

Sales and Marketing. Sales and marketing expenses increased 76.4% to $1.6 million in the three months ended March 31, 2002 from $0.9 million in the three months ended March 31, 2001. This increase was due to an increase in our marketing and proposal efforts during the quarter.

Amortization of Goodwill. As a result of the adoption of FAS 142, effective January 1, 2002, we incurred no goodwill amortization expense in the three months ended March 31, 2002.  In the three months ended March 31, 2001, we incurred $180 thousand related to the $3.6 million of goodwill we recorded in connection with the acquisition of Viking.

Amortization of Intangibles.  For the three months ended March 31, 2002, we incurred $168 thousand of amortization expense related to the $3.0 million of intangibles we recorded in connection with the value of contracts and customer relationships acquired in the November 2001 acquisition of Troy.   There were no intangibles at March 31, 2001, and therefore, no amortization.

Operating Income. Operating income increased 66.7% to $6.1 million in the three months ended March 31, 2002 from $3.7 million in the three months ended March 31, 2001. This increase was due primarily to increased revenues.

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

The federal government’s fiscal year ends September 30. If a budget for the next fiscal year has not been approved by that date, our clients may have to suspend engagements that we are working on until a budget has been approved. Such suspensions may cause us to realize lower revenues in the fourth quarter of the year. Further, a change in Presidential administrations and in senior government officials may negatively affect the rate at which the federal government purchases technology, although we have not seen a negative impact with the current change in administration.

As a result of the factors above, period to period comparisons of our revenues and operating results may not be meaningful. You should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on our operating results and financial condition.

Liquidity and Capital Resources

Net cash provided by operating activities was $1.3 million for the three months ended March 31, 2002. Cash provided by operating activities was primarily from net income, adjusted for working capital changes, principally an increase in accounts receivable and a decrease in accrued payroll.  The Company began semi-monthly payrolls in January 2002.  Previously payments were on a monthly basis.

Net cash used by investing activities was $1.2 million for the three months ended March 31, 2002. During the three months ended March 31, 2002, we purchased $0.2 million of property and equipment and $5.4 million of long-term investments, while selling $4.5 million of short-term investments and incurred $0.1 million for capitalized software development costs.

Net cash provided by financing activities was $0.8 million principally from the sale of common stock to employees upon the exercise of their stock options and purchase of stock through the employee stock purchase plan for the three months ended March 31, 2002.

We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

We believe that our current cash position is adequate for our short-term and long-term working capital and capital expenditure needs.

We maintain a $6.0 million line of credit with Bank of America, bearing interest at the one-month LIBOR rate plus 250 basis points per annum and expiring on April 30, 2003.  As of March 31, 2002, we had no borrowings outstanding under the line of credit. We have $2.99 million outstanding in letters of credit in lieu of rent deposits.

Under some of our fixed-price contracts, we receive advance payments for work to be performed in future months. If we do not perform the work, the unearned portion of these advances will be returned to our clients. At March 31, 2002, our accounts receivable turnover rate, net of advance payments on contracts, was approximately four times a year.

We have invested $3.0 million in an affiliated company, which is building our new office building in Fairfax, Virginia.  We are required to make an additional $1.5 million investment at the time of occupancy of the facility.  We have a 48% minority interest in this company and are not obligated to guarantee the non-recourse mortgage obligation, nor are we involved in the management of the construction of the building or the management of the owner-lessor.  In accordance with Emerging Issues Task Force Issue No. 97-10 The Effect of Lessee Involvement in Asset Construction, the Company is considered to be the owner of the property (for accounting purposes).  Accordingly, the Company recorded construction costs incurred to date of $6.0 million as construction-in-process with an offsetting long-term lease obligation as of March 31, 2002.  It is anticipated that the total construction-in-process costs will be approximately $25 to $30 million at the completion of construction, which is expected to be December 1, 2002.

Recent Accounting Pronouncements

None

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which we have little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to our future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the Forward-Looking Statements. Factors that could cause actual results to differ from Forward-Looking Statements include the concentration of our revenues from government clients, risks involved in contracting with the government, difficulties we may have in attracting, retaining and managing professional and administrative staff, fluctuations in quarterly results, risks related to acquisitions, risks related to competition and our ability to continue to win and perform efficiently on contracts, and other risks and factors identified from time to time in our reports filed with the SEC, including those identified under the section entitled “Risk Factors” in our Annual Report on Form 10-K (SEC File No. 000-30271) as amended which hereby is incorporated by reference. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

ITEM 3.          QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We invest our cash in a variety of financial instruments, including U.S. Treasury and Agency obligations, money market instruments of domestic and foreign issuers denominated in U.S. dollars consisting of commercial paper, bankers’ acceptances, certificates of deposit, euro-dollar time deposits and variable rate issues, corporate note and bonds, asset-backed securities, repurchase agreements, municipal notes and bonds and auction rate preferred securities.

Investments in both fixed and floating rate interest earning instruments carry a degree of interest rate risk. Fixed securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company’s future investment income may fall short of expectations because of changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value because of changes in interest rates.  A 10% change in interest rates could have approximately a $150,000 impact on our interest income.

Our investments are made in accordance with an investment policy approved by the Board of Directors. Under this policy, no investment securities can have maturities exceeding two years and the average duration of the portfolio can not exceed twelve months.

PART II — OTHER INFORMATION

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

The primary purposes of this offering were to create a public market for our common stock, to improve the incentive mechanism for our professionals through stock options, to obtain additional equity capital and to facilitate future access to public markets. We have used the net proceeds from this offering for general corporate purposes, including working capital. We have also used a portion of the net proceeds to acquire two businesses that are complementary to ours, and may use the remaining proceeds for this purpose.

On August 28, 2000, we acquired all of the outstanding capital stock of Viking for $2 million cash plus the assumption of debt in a business combination accounted for as a purchase. Viking is a provider of integrated software and advanced technology solutions for state and local law enforcement, fire and emergency medical service agencies. On November 20, 2001, we acquired all of the outstanding capital stock of Troy for $15.3 million cash plus common stock valued at $3.0 million (103,065 shares).  Troy derives revenue from system development, networking, engineering, integration services, and information systems security and its primary customer is the federal government.

Management will have broad discretion in the allocation of the remaining net proceeds from the sale of stock.  We have no current plans, agreements or commitments for, and are not currently engaged in any negotiations with respect to, any such transaction. Pending their use, the proceeds of this offering have been invested in short-term, investment grade, interest-bearing securities.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5.          OTHER INFORMATION

None

ITEM 6           (A) EXHIBIT

Number	Exhibit Description

3.1*	Certificate of Incorporation

3.2*	By-Laws

10.1*	Office Lease Agreement between Building IV Associates L.P. and the Registrant

10.2*	Amendment No. 1 to Office Lease Agreement between Building IV Associates L.P. and the Registrant

10.3*	Office Lease Agreement between Building V Associates L.P. and the Registrant

10.4*	Employment Agreement between the Registrant and David C. Karlgaard, dated January 1, 2000

10.5*	Employment Agreement between the Registrant and Paul G. Rice, dated January 1, 2000

10.6*	Employment Agreement between the Registrant and Alan H. Harbitter, dated January 1, 2000

10.7*	Employment Agreement between the Registrant and Stuart R. Lloyd, dated December 31, 1998

10.8*	2000 Stock Incentive Plan

10.9*	1995 Nonqualified Stock Option

10.10*	1987 Stock Option Agreement, as amended

10.11*	Nonqualified Executive Supplemental Retirement Program Agreement dated December 1998

10.12*	2000 Employee Stock Option Plan

10.13*	Amended and Restated Loan Agreement between the Registrant and NationsBank, N.A.

10.14**	Amendment No. 2 to Office Lease Agreement between Building IV Associates L.P. and PEC Solutions, Inc.

10.15**	Amendment No. 3 to Office Lease Agreement between Building IV Associates L.P. and PEC Solutions, Inc.

10.16**	Office Lease Agreement between Building VI L.C. and PEC Solutions, Inc.

10.17***	First Amendment to Lease Agreement between Building VI L.C. and PEC Solutions, Inc.

10.18***	Second Amendment to Lease Agreement between Building VI L.C. and PEC Solutions, Inc.

10.19***	Operating Agreement between Building VI Investment L.C. and PEC Solutions, Inc.

10.20***	First Amendment to Operating Agreement between Building VI L.C. and PEC Solutions, Inc.

10.21***	Bank of America Promissory Note

10.22***	Bank of America Revolving Note

21.1****	Subsidiaries of PEC Solutions, Inc.

*	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, No. 333-95331.

**	Incorporated herein by reference to the Company’s Annual Report on Form 10-K/A filed on April 19, 2001.

***	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2001, filed August 13, 2001

****	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2002.

(b) Reports on Form 8-K

(1)          We filed an amended Current Report on Form 8-K/A on February 1, 2002 and March 12, 2002, reporting under Item 2 the acquisition of Troy Systems, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized..

BY:	/s/ STUART R. LLOYD
Stuart R. Lloyd
Chief Financial Officer, Senior Vice President and Director (Principal Financial and Accounting Officer)

May 10, 2002