Form 10-Q
period 2002-06-30
PEC SOLUTIONS INC
filed 2002-08-14
CIK 1103013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549 - 0001

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒ No ☐

As of August 14, 2002, 26,463,982 of the registrant's Common Stock, par value $.01 per share, were outstanding.

PEC SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2002

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PEC SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	AS OF JUNE 30, 2002	AS OF DEC. 31, 2001
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$34,240	$30,436
Short-term investments	19,523	31,105
Accounts receivable, net	42,895	36,423
Other current assets	3,204	4,134
Total current assets	99,862	102,098

Property and equipment, net	17,815	6,497
Investments	21,147	13,762
Goodwill	14,113	12,565
Intangibles, net	6,938	2,969
Other assets	3,675	3,817
Total assets	$163,550	$141,708

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$6,873	$4,020
Advance payments on contracts	1,211	1,290
Retirement plan contribution payable	1,141	—
Accrued payroll	4,061	7,018
Accrued vacation	2,988	2,185
Other current liabilities	2,800	3,958
Total current liabilities	19,074	18,471

Long-term liabilities:
Supplemental retirement program liability	990	949
Deferred rent payable	1,118	923
Long-term lease obligation	13,939	2,883
Other long-term liabilities	32	54
Total long-term liabilities	16,079	4,809
Total liabilities	35,153	23,280
Commitments and contingencies

Stockholders’ equity:
Undesignated capital stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 26,292,064 and 26,109,649 shares issued and outstanding, respectively	263	261
Additional paid-in capital	85,164	83,582
Retained earnings	43,311	34,585
Accumulated other comprehensive income (loss)	(341)	—
Total stockholders’ equity	128,397	118,428
Total liabilities and stockholders’ equity	$163,550	$141,708

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2002	JUNE 30, 2001	JUNE 30, 2002	JUNE 30, 2001
	(UNAUDITED)
Revenues	$42,761	$27,134	$80,992	$49,054
Operating costs and expenses:
Direct costs	25,511	14,261	48,430	26,058
General and administrative expenses	8,090	5,722	15,521	11,090
Sales and marketing expenses	1,462	1,136	3,041	2,032
Goodwill and intangible amortization	213	180	381	360
Total operating costs and expenses	35,276	21,299	67,373	39,540
Operating income	7,485	5,835	13,619	9,514
Other income, net	464	441	967	909
Income before income taxes	7,949	6,276	14,586	10,423
Provision for income taxes	3,104	2,585	5,696	4,294
Net income	$4,845	$3,691	$8,890	$6,129
Earnings per share:
Basic	$0.18	$0.16	$0.34	$0.27
Diluted	$0.16	$0.14	$0.30	$0.24
Weighted average shares used in computing earnings per share:
Basic	26,261	22,658	26,214	22,565
Diluted	29,787	26,386	29,847	26,074

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	SIX MONTHS ENDING
	JUNE 30, 2002	JUNE 30, 2001
	(UNAUDITED)
Cash flows from operating activities:
Net income	$8,890	$6,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	643	527
Amortization of goodwill	—	360
Amortization of intangibles	381	—
Deferred rent payable	195	229
Deferred income taxes	(241)	(137)
Loss from investment in building	49	—
Changes in operating assets and liabilities:
Accounts receivable, net	(6,472)	(12,421)
Other current assets	1,062	(62)
Other assets	72	(32)
Accounts payable and accrued expenses	2,853	378
Advance payments on contracts	(78)	(231)
Retirement plan contribution payable	1,141	565
Accrued payroll	(2,957)	428
Accrued vacation	803	502
Other current liabilities	(1,158)	976
Supplemental retirement program liability	41	109
Other long-term liabilities	—	(10)
Net cash provided (used) by operating activities	5,224	(2,690)
Cash flows from investing activities:
Purchases of property and equipment	(908)	(520)
Net sales of short-term investments	11,397	637
Investment in affiliate	—	(1,500)
Purchase of assets	(5,852)	—
Capitalized software	(14)	(431)
Purchases of long-term investments	(7,437)	—
Net cash used by investing activities	(2,814)	(1,814)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,415	441
Common stock offering costs	—	(58)
Payments on capital lease obligations	(21)	—
Net cash provided by financing activities	1,394	383
Net increase (decrease) in cash	3,804	(4,121)
Cash and cash equivalents at beginning of period	30,436	14,655
Cash and cash equivalents at end of period	$34,240	$10,534
Income taxes paid	$4,678	$3,820
Interest paid	$6	$2

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

(UNAUDITED)

1. Financial Statements

The accompanying consolidated financial statements, except for the December 31, 2001 balance sheet, are unaudited and have been prepared in accordance with accounting standards generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally in the United States have been omitted. In the opinion of management, all adjustments, consisting of normally recurring accruals, considered necessary for a fair presentation, have been included. It is suggested that these condensed financial statements be read in conjunction with the Company's audited financial statements for the years ended December 31, 2000 and 2001 and for each of the three years in the period ended December 31, 2001 included on Form 10-K, as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2002, are not necessarily indicative of the operating results to be expected for the full year.

2. Accounts Receivable

Accounts receivable consist of the following as of:

	JUNE 30, 2002	DECEMBER 31, 2001
	(DOLLARS IN THOUSANDS)
Billed accounts receivable	$36,493	$33,337
Unbilled accounts receivable	7,937	4,701
Progress payments	(1,211)	(1,290)
	43,219	36,748
Allowance for doubtful accounts	(324)	(325)
Accounts receivable, net	$42,895	$36,423

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

3. Net Income Per Share

Basic and diluted earnings per share for the three months and six months ended June 30, 2002 and 2001 were determined as follows:

	THREE MONTHS ENDED JUNE 30, 2001			SIX MONTHS ENDED JUNE 30, 2001
	(DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
	NET INCOME	SHARES	PER SHARE	NET INCOME	SHARES	PER SHARE
Basic EPS	$3,691	22,658,042	$0.16	$6,129	22,565,252	$0.27
Effect of dilutive options	—	3,727,965	(0.02)	—	3,509,042	(0.03)
Diluted EPS	$3,691	26,386,007	$0.14	$6,129	26,074,294	$0.24

	THREE MONTHS ENDED JUNE 30, 2002			SIX MONTHS ENDED JUNE 30, 2002
	(DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
	NET INCOME	SHARES	PER SHARE	NET INCOME	SHARES	PER SHARE
Basic EPS	$4,845	26,261,322	$0.18	$8,890	26,214,090	$0.34
Effect of dilutive options	—	3,525,761	(0.02)	—	3,632,803	(0.04)
Diluted EPS	$4,845	29,787,083	$0.16	$8,890	29,846,893	$0.30

4. Acquisitions

On June 14, 2002, the Company acquired the contracts and employees of Vector Research, Inc. (“Vector”) for $5.7 million cash plus the assumption of $0.1 million in accrued liabilities.  Vector was a provider of technology development and engineering services to the federal government.  The purchase price has been allocated as follows, goodwill of $1.5 million and intangibles consisting of customer contracts and relationships of $4.3 million.  Intangibles are being amortized over 4 years.  The fair value of the assets acquired has been based on preliminary estimates and may be revised at a later date, based upon the completion of valuation studies.  The operating results of Vector have been included in the consolidated results of the Company from the date of acquisition.

5. Goodwill and Intangible Assets

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

Upon the adoption of FAS 142, the Company discontinued the amortization of goodwill.  The following table presents a reconciliation of net income and earnings per share adjusted for the exclusion of goodwill:

	Three Months Ended		Six Months Ended
	(Dollars in thousands, except for per share amounts)
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Reported net income	$4,845	$3,691	$8,890	$6,129
Add: Goodwill amortization	—	180	—	360
Adjusted net income	$4,845	$3,871	$8,890	$6,489

Reported basic earnings per share	$0.18	$0.16	$0.34	$0.27
Add: Goodwill amortization	—	0.01	—	0.02
Adjusted basic earnings per share	$0.18	$0.17	$0.34	$0.29

Reported diluted earnings per share	$0.16	$0.14	$0.30	$0.24
Add: Goodwill amortization	—	0.01	—	0.01
Adjusted diluted earnings per share	$0.16	$0.15	$0.30	$0.25

The Company only has one reporting unit.  Nonamortizable intangible assets at June 30, 2002, consist only of goodwill of $14,113,000.  The Company’s amortizable intangible assets include customer contracts and related relationships.  The gross carrying amount of the customer relationships at June 30, 2002 was $7,375,000 with accumulated amortization of $437,443.  Goodwill increased by $1,452,000 during the quarter ended June 30, 2002 as it related to the asset purchase of Vector.  In accordance with the provisions of SFAS No. 142, the Company performed the appropriate transitional impairment tests related to its stated goodwill and determined that there is no transitional impairment loss.  Also in accordance with the provisions of SFAS No. 142, the Company reassessed the useful lives of all intangible assets and determined that no adjustments were necessary.

Amortization expense for the three and six months ended June 30, 2002 was $213,000 and $381,000, respectively.  Intangibles are amortized on a straight line basis.  Estimated amortization expense for each of the five succeeding calendar years based on the intangible assets as of June 30, 2002 is as follows:

Year ending December 31,	Amount
(dollars in thousands)
2002	$880
2003	1,760
2004	1,760
2005	1,760
2006	778

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

We derive substantially all of our revenues from fees for consulting services. We generate these fees from various types of contracts, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts. During the three months and six months ended June 30, 2002, revenues from these contract types were approximately 61%, 20% and 19%, and 60%, 20% and 20% respectively, of total revenues. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts as the services are provided. We recognize revenues on fixed-price contracts using the percentage of completion method as services are performed over the life of the contract, based on the costs we incur in relation to the total estimated costs. We recognize and make provisions for any anticipated contract losses at the time we know and can estimate them. Fixed-price contracts are attractive to clients and, while subject to increased risks, provide opportunities for increased margins. We recognize revenues on cost-reimbursable contracts as services are provided. These revenues are equal to the costs incurred in  providing these services plus a proportionate amount of the fee earned. We have historically recovered all of our costs on cost-reimbursable contracts, which means we have lower risk and our margins are lower on these contracts.

Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. Existing clients from the previous year generated approximately 93% and 95% of our revenues in the three months and six months ended June 30, 2002. As of June 30, 2002, we had 1,293 personnel.

In the three months and six months ended June 30, 2002, we derived approximately 30% and 32% respectively, of our revenues through relationships with prime contractors, who contract directly with the end-client and subcontract with us. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

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

Other income consists primarily of interest income earned on our cash, cash equivalents and marketable securities.

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2002	JUNE 30, 2001	JUNE 30, 2002	JUNE 30, 2001
	(DOLLARS IN THOUSANDS)
Statement of Income:
Revenues	$42,761	$27,134	$80,992	$49,054
Direct costs	25,511	14,261	48,430	26,058
Gross profit (a)	17,250	12,873	32,562	22,996
Other operating costs and expenses:
General and administrative expenses	8,090	5,722	15,521	11,090
Sales and marketing expenses	1.462	1,136	3,041	2,032
Goodwill and intangible amortization	213	180	381	360
Total other operating costs and expenses	9,765	7,038	18,943	13,482
Operating income	7,485	5,835	13,619	9,514
Other income, net	464	441	967	909
Income before income taxes	7,949	6,276	14,586	10,423
Provision for income taxes	3,104	2,585	5,696	4,294
Net income	$4,845	$3,691	$8,890	$6,129
As a Percentage of Revenues:

Revenues	100.0%	100.0%	100.0%	100.0%
Direct costs	59.7	52.6	59.8	53.1
Gross profit (a)	40.3	47.4	40.2	46.9
Other operating costs and expenses:
General and administrative expenses	18.9	21.1	19.2	22.6
Sales and marketing expenses	3.4	4.2	3.7	4.2
Goodwill and intangible amortization	0.5	0.6	0.5	0.7

Total other operating costs and expenses	22.8	25.9	23.4	27.5
Operating income	17.5	21.5	16.8	19.4
Other income, net	1.1	1.6	1.2	1.8
Income before income taxes	18.6	23.1	18.0	21.2
Provision for income taxes	7.3	9.5	7.0	8.7
Net income	11.3%	13.6%	11.0%	12.5%

(a)  Gross profit represents revenues less direct costs, which consist primarily of project personnel salaries and benefits and direct expenses incurred to complete projects.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2001

REVENUES. For the three months ended June 30, 2002, our total revenues increased by 57.6%, or $15.6 million over the same period last year. The increase in revenues primarily reflects an increase in the volume of services to existing clients and services to new clients. Services to new clients represent approximately 7% of revenues.

DIRECT COSTS. For the three months ended June 30, 2002, direct costs increased by 78.9%, or $11.3 million, over the same period last year. The increase was due primarily to an increase in project personnel to 1,165 as of June 30, 2002 as compared to 742 as of June 30, 2001. Direct costs increased as a percentage of revenues for the period ended June 30, 2002, to 59.7% as compared to 52.6% in the same period last year, due to normal fluctuations in labor and other direct costs and the impact of the Troy acquisition.

GROSS PROFIT. Gross profit increased by 34.0% to $17.3 million in the three months ended June 30, 2002 from $12.9 million in the three months ended June 30, 2001. Gross profit as a percentage of revenues decreased to 40.3% in the three months ended June 30, 2002 from 47.4% in the three months ended June 30, 2001, as direct costs grew at a faster rate than revenues due to normal fluctuations in labor and other direct costs and the impact of the Troy acquisition.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 41.4% to $8.1 million in the three months ended June 30, 2002 from $5.7 million in the three months ended June 30, 2001. Facility costs increased in the current quarter over last year due to the opening of new offices in Fairfax, Virginia. Our total general and administrative headcount increased to 128 employees as of June 30, 2002 compared to 90 employees as of June 30, 2001, consistent with our plans.

SALES AND MARKETING. Sales and marketing expenses increased 28.7% to $1.5 million in the three months ended June 30, 2002 from $1.1 million in the three months ended June 30, 2001. This increase was due to an increase in our marketing efforts.

AMORTIZATION OF GOODWILL. As a result of the adoption of FAS 142, effective January 1, 2002, we incurred no goodwill amortization expense in the three months ended June 30, 2002.  In the three months ended June 30, 2001, we incurred $180 of amortization expense related to the $3.6 million of goodwill we recorded in connection with the acquisition of Viking.

AMORTIZATION OF INTANGIBLES.  For the three months ended June 30, 2002, we incurred $213 thousand of amortization of expense related to the $3.0 million of intangibles we recorded in connection with the value of contracts and customer relationships acquired in the November 2001 acquisition of Troy, and $4.4 million of intangibles in connection with the value of contracts and customer relationships acquired in the June 2002 acquisition of Vector.  There were no intangibles at June 30, 2001, and therefore, no amortization.

OPERATING INCOME. Operating income increased 28.3% to $7.5 million in the three months ended June 30, 2002 from $5.8 million in the three months ended June 30, 2001. This increase was due primarily to increased revenues.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2001

REVENUES. For the six months ended June 30, 2002, our total revenues increased by 65.1%, or $31.9 million over the same period last year. The increase in revenues primarily reflects an increase in the volume of services to existing clients and services to new clients. Services to new clients represent approximately 5% of revenues.

DIRECT COSTS. For the six months ended June 30, 2002, direct costs increased by 85.9%, or $22.4 million, over the same period last year. The increase was due primarily to an increase in project personnel to 1,165 as of June 30, 2002 as compared to 742 as of June 30, 2001. Direct costs increased as a percentage of revenues for the period ended June 30, 2002, to 59.8% as compared to 53.1% in the same period last year, due to normal fluctuations in labor and other direct costs and the impact of the Troy acquisition.

GROSS PROFIT. Gross profit increased by 41.6% to $32.6 million in the six months ended June 30, 2002 from $23.0 million in the six months ended June 30, 2001. Gross profit as a percentage of revenues decreased to 40.2% in the six months ended June 30, 2002 from 46.9% in the six months ended June 30, 2001, as direct costs grew at a faster rate than revenues due to normal fluctuations in labor and other direct costs and the impact of the Troy acquisition.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 40.0% to $15.5 million in the six months ended June 30, 2002 from $11.1 million in the six months ended June 30, 2001. Facility costs increased in the current period over last year due to the opening of new offices in Fairfax, Virginia. Our total general and administrative headcount increased to 128 employees as of June 30, 2002 compared to 90 employees as of June 30, 2001, consistent with our plans.

SALES AND MARKETING. Sales and marketing expenses increased 49.7% to $3.0 million in the six months ended June 30, 2002 from $2.0 million in the six months ended June 30, 2001. This increase was due to an increase in our marketing efforts.

AMORTIZATION OF GOODWILL. As a result of the adoption of FAS 142, effective January 1, 2002, we incurred no goodwill amortization expense in the six months ended June 30, 2002.  In the six months ended June 30, 2001, we incurred $360 thousand of amortization expense related to the $3.6 million of goodwill we recorded in connection with the acquisition of Viking.

AMORTIZATION OF INTANGIBLES.  For the six months ended June 30, 2002, we incurred $381 thousand of amortization of expense related to the $3.0 million of intangibles we recorded in connection with the value of contracts and customer relationships acquired in the November 2001 acquisition of Troy, and $4.4 million of intangibles in connection with the value of contracts and customer relationships acquired in the June 2002 acquisition of Vector.  There were no intangibles at June 30, 2001, and therefore, no amortization.

OPERATING INCOME. Operating income increased 43.2% to $13.6 million in the six months ended June 30, 2002 from $9.5 million in the six months ended June 30, 2001. This increase was due primarily to increased revenues.

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

Liquidity and Capital Resources

Prior to the IPO and follow-on offering, we funded our operations primarily through cash generated from operations and the sale of common stock to employees. Net cash provided by operating activities was $5.2 million for the six months ended June 30, 2002. Cash provided by operating activities was primarily from net income, adjusted for working capital changes, which were principally decreases in accounts receivable.

Net cash used by investing activities was $2.8 million for the six months ended June 30, 2002. During the six months ended June 30, 2002, we purchased $0.9 million of property and equipment. We had $11.4 million of net sales of short-term investments, $7.4 million of net purchases of long-term investments and invested $5.9 million in the assets of Vector.

Net cash provided by financing activities was $1.4 million from the sale of common stock to employees upon the exercise of their stock options or stock purchase plan for the six months ended June 30, 2002.

We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. We believe that our current cash position is adequate for our short-term and long-term working capital and capital expenditure needs.

We maintain a $6.0 million line of credit with Bank of America, bearing interest at the LIBOR Rate plus 250 basis points per annum, which expires on April 30, 2003. As of June 30, 2002, we had no borrowings outstanding under the line of credit. As of June 30, 2002, we had outstanding $2.99 million in letters of credit in lieu of rent deposits.

Under some of our fixed-price contracts, we receive advance payments for work to be performed in future months. If we do not perform the work, the unearned portion of these advances will be returned to our clients. At June 30, 2002, our accounts receivable turnover rate, net of advance payments on contracts, was approximately four times a year.

We have invested $3.0 million in an affiliated company, which is building our new office building in Fairfax, Virginia.  We are required to make an additional $1.5 million investment at the time of occupancy of the facility.  We have a 48% minority interest in this company and are not obligated to guarantee the non-recourse mortgage obligation, nor are we involved in the management of the construction of the building or the management of the owner-lessor.  In accordance with Emerging Issues Task Force Issue No. 97-10 The Effect of Lessee Involvement in Asset Construction, the Company is considered to be the owner of the property (for accounting purposes).  Accordingly, the Company recorded construction costs incurred to date of $13.9 million as construction-in-process with an offsetting long-term lease obligation as of June 30, 2002.  It is anticipated that the total construction-in-process costs will be approximately $25 to $30 million at the completion of construction, which is expected to be December 1, 2002.

Recent Accounting Pronouncements

None

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which we have little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to our future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the Forward-Looking Statements. Factors that could cause actual results to differ from Forward-Looking Statements include the concentration of our revenues from government clients, risks involved in contracting with the government, difficulties we may have in attracting, retaining and managing professional and administrative staff, fluctuations in quarterly results, risks related to acquisitions, risks related to competition and our ability to continue to win and perform efficiently on contracts, and other risks and factors identified from time to time in our reports filed with the SEC, including those identified under the section entitled “Risk Factors” in our Registration Statement on Form 10-K (SEC File No. 000-30271) as amended which hereby is incorporated by reference. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

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

The primary purposes of this offering were to create a public market for our common stock, to improve the incentive mechanism for our professionals through stock options, to obtain additional equity capital and to facilitate future access to public markets. We have used the net proceeds from this offering for general corporate purposes, including working capital. We have also used a portion of the net proceeds to acquire three businesses that are complementary to ours, and may use the remaining proceeds for this purpose.

On August 28, 2000, we acquired all of the outstanding capital stock of Viking for $2 million cash plus the assumption of debt in a business combination accounted for as a purchase. Viking is a provider of integrated software and advanced technology solutions for state and local law enforcement, fire and emergency medical service agencies. On November 20, 2001, we acquired all of the outstanding capital stock of Troy for $15.3 million cash plus common stock valued at $3.0 million (103,065 shares).  Troy derives revenue from system development, networking, engineering, integration services, and information systems security and its primary customer is the federal government.  On June 14, 2002, we acquired the assets of Vector Security, Inc, which consisted of their contracts with federal government agencies, for $5.7 million cash.  Vector provided technology development and engineering services to the federal government.

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

(a)  The Company held its Annual Meeting of Stockholders on May 22, 2002

(the “Annual Meeting”).

(b)  n/a

(c)  The following matters were voted upon at the Annual Meeting:

(i)  To elect three directors to serve until the 2005 annual meeting of stockholders, and until their successors are elected and duly qualified, with 99.5% of the Common Stock present and voting at the meeting voting for Dr. Harbitter, Mr. Lloyd and Ms. Owlett as follows:

NOMINEE	FOR	AGAINST OR WITHHELD
Alan H. Harbitter	24,522,450	114,442
Stuart R. Lloyd	24,522,450	114,442
Sharon M. Owlett	24,522,450	114,442

(ii) To ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the year ended December 31, 2002 was ratified by 99.5% of the shares of Common Stock present and voting at the meeting. (Votes for: 24,519,487; votes against or withheld: 112,227; abstain: 4,963; broker non-votes: 0).

ITEM 5. OTHER INFORMATION

None

ITEM 6 (A) EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.1*	Certificate of Incorporation

3.2*	By-Laws

10.1*	Office Lease Agreement between Building IV Associates L.P. and the Registrant

10.2*	Amendment No. 1 to Office Lease Agreement between Building IV Associates L.P. and the Registrant

10.3*	Office Lease Agreement between Building V Associates L.P. and the Registrant

10.4*	Employment Agreement between the Registrant and David C. Karlgaard, dated January 1, 2000

10.5*	Employment Agreement between the Registrant and Paul G. Rice, dated January 1, 2000

10.6*	Employment Agreement between the Registrant and Alan H. Harbitter, dated January 1, 2000

10.7*	Employment Agreement between the Registrant and Stuart R. Lloyd, dated December 31, 1998

10.8*	2000 Stock Incentive Plan

10.9*	1995 Nonqualified Stock Option

10.10*	1987 Stock Option Agreement, as amended

10.11*	Nonqualified Executive Supplemental Retirement Program Agreement dated December 1998

10.12*	2000 Employee Stock Option Plan

10.13*	Amended and Restated Loan Agreement between the Registrant and NationsBank, N.A.

10.14**	Amendment No. 2 to Office Lease Agreement between Building IV Associates L.P. and PEC Solutions, Inc.

10.15**	Amendment No. 3 to Office Lease Agreement between BuildingIV Associates L.P. and PEC Solutions, Inc.

10.16**	Office Lease Agreement between Building VI L.C. and PEC Solutions, Inc.

10.17***	First Amendment to Lease Agreement between Building VI L.C. and PEC Solutions, Inc.

10.18***	Second Amendment to Lease Agreement between Building VI L.C. and PEC Solutions, Inc.

10.19***	Operating Agreement between Building VI Investment L.C. And PEC Solutions, Inc.

10.20***	First Amendment to Operating Agreement between Building VI Investment L.C. and PEC Solutions, Inc.

10.21***	Bank of America Financing and Security Agreement

10.22***	Bank of America Promissory Note

10.23***	Bank of America Revolving Note

21.1****	Subsidiaries of PEC Solutions, Inc.

*                             Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 333-95331.

**                      Incorporated herein by reference to the Company's Annual Report on Form 10K/A filed on April 19, 2001.

***               Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed August 13, 2001.

****        Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2002.

(b)  None

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

BY: /s/ STUART R. LLOYD
DATE: AUGUST 14, 2002	STUART R. LLOYD
CHIEF FINANCIAL OFFICER, SENIOR
VICE PRESIDENT AND DIRECTOR
(PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER)