Form 10-Q
period 2002-09-30
PEC SOLUTIONS INC
filed 2002-11-15
CIK 1103013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549 - 0001

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☒  No ☐

As of November 14, 2002, 26,650,045 of the registrant’s Common Stock, par value $.01 per share, were outstanding.

PEC SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PEC SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	AS OF SEPTEMBER 30, 2002	AS OF DECEMBER 31, 2001
	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$24,261	$30,436
Short-term investments	34,856	31,105
Accounts receivable, net	50,539	36,423
Other current assets	2,612	4,134
Total current assets	112,268	102,098

Property and equipment, net	24,598	6,497
Investments	25,079	13,762
Goodwill	16,955	12,565
Intangibles, net	3,913	2,969
Other assets	3,049	3,817
Total assets	$185,862	$141,708

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$12,331	$4,020
Advance payments on contracts	2,063	1,290
Retirement plan contribution payable	1,801	—
Accrued payroll	3,662	7,018
Accrued vacation	2,849	2,185
Other current liabilities	2,130	3,958
Total current liabilities	24,836	18,471

Long-term liabilities:
Supplemental retirement program liability	914	949
Deferred rent payable	1,217	923
Long-term lease obligation	20,788	2,883
Other long-term liabilities	4	54
Total long-term liabilities	22,923	4,809
Total liabilities	47,759	23,280
Commitments and contingencies

Stockholders’ equity:
Undesignated capital stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 26,480,507 and 26,109,649 shares issued and outstanding, respectively	265	261
Additional paid-in capital	87,477	83,582
Retained earnings	50,697	34,585
Accumulated other comprehensive income (loss)	(336)	—
Total stockholders’ equity	138,103	118,428
Total liabilities and stockholders’ equity	$185,862	$141,708

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30, 2002	SEPTEMBER 30, 2001	SEPTEMBER 30, 2002	SEPTEMBER 30, 2001
	(UNAUDITED)
Revenues	$52,844	$28,833	$133,836	$77,887
Operating costs and expenses:
Direct costs	30,359	15,906	78,789	41,964
General and administrative expenses	9,164	6,164	24,685	17,254
Sales and marketing expenses	1,205	1,087	4,246	3,119
Goodwill and intangible amortization	175	180	556	541
Total operating costs and expenses	40,903	23,337	108,276	62,878
Operating income	11,941	5,496	25,560	15,009
Other income, net	204	816	1,172	1,725
Income before income taxes	12,145	6,312	26,732	16,734
Provision for income taxes	4,743	2,600	10,439	6,894
Net income	$7,402	$3,712	$16,293	$9,840
Earnings per share:
Basic	$0.28	$0.14	$0.62	$0.42
Diluted	$0.25	$0.13	$0.56	$0.36
Weighted average shares used in computing earnings per share:
Basic	26,463	25,840	26,298	23,672
Diluted	29,566	29,610	29,176	27,277

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	NINE MONTHS ENDING
	SEPTEMBER 30, 2002	SEPTEMBER 30, 2001
	(UNAUDITED)
Cash flows from operating activities:
Net income	$16,293	$9,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,094	781
Amortization of goodwill	—	541
Amortization of intangibles	556	—
Write-off of capitalized software	289	—
Deferred rent payable	294	347
Deferred income taxes	(339)	(183)
Loss from investment in building	69	—
Changes in operating assets and liabilities:
Accounts receivable, net	(14,116)	(12,966)
Other current assets	1,690	(31)
Other assets	258	(81)
Accounts payable and accrued expenses	8,311	1,704
Advance payments on contracts	773	(142)
Retirement plan contribution payable	1,801	849
Accrued payroll	(3,356)	260
Accrued vacation	664	514
Other current liabilities	(1,828)	1,028
Supplemental retirement program liability	(35)	99
Other long-term liabilities	—	(9)
Net cash provided by operating activities	12,418	2,551
Cash flows from investing activities:
Purchases of property and equipment	(1,009)	(1,209)
Net (purchases) sales of short-term investments	(3,752)	3,513
Investment in affiliate	—	(1,500)
Purchase of assets	(5,890)	—
Capitalized software	(215)	(540)
Purchases of long-term investments, net	(11,391)	—
Net cash provided (used) by investing activities	(22,257)	264
Cash flows from financing activities:
Proceeds from issuance of common stock	3,714	49,251
Common stock offering costs	—	(396)
Payments on capital lease obligations	(50)	—
Net cash provided by financing activities	3,664	48,855
Net increase (decrease) in cash	(6,175)	51,670
Cash and cash equivalents at beginning of period	30,436	14,655
Cash and cash equivalents at end of period	$24,261	$66,325
Income taxes paid	$8,819	$6,625
Interest paid	$7	$3

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

1. Financial Statements

The accompanying consolidated financial statements, except for the December 31, 2001 balance sheet, are unaudited and have been prepared in accordance with accounting standards generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. In the opinion of management, all adjustments, consisting of normally recurring accruals, considered necessary for a fair presentation, have been included. It is suggested that these condensed financial statements be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2000 and 2001 and for each of the three years in the period ended December 31, 2001 included on Form 10-K, as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2002, are not necessarily indicative of the operating results to be expected for the full year.

2. Accounts Receivable

Accounts receivable consist of the following as of:

	SEPTEMBER 30, 2002	DECEMBER 31, 2001
	(DOLLARS IN THOUSANDS)
Billed accounts receivable	$44,903	$33,337
Unbilled accounts receivable	8,020	4,701
Progress payments	(2,062)	(1,290)
	50,861	36,748
Allowance for doubtful accounts	(322)	(325)
Accounts receivable, net	$50,539	$36,423

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

3. Net Income Per Share

Basic and diluted earnings per share for the three months and nine months ended September 30, 2002 and 2001 were determined as follows:

	THREE MONTHS ENDED SEPTEMBER 30, 2001			NINE MONTHS ENDED SEPTEMBER 30, 2001
	(DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
	NET INCOME	SHARES	PER SHARE	NET INCOME	SHARES	PER SHARE
Basic EPS	$3,712	25,839,536	$0.14	$9,840	23,672,101	$0.42
Effect of dilutive options	—	3,770,255	(0.01)	—	3,604,826	(0.06)
Diluted EPS	$3,712	29,609,791	$0.13	$9,840	27,276,927	$0.36

	THREE MONTHS ENDED SEPTEMBER 30, 2002			NINE MONTHS ENDED SEPTEMBER 30, 2002
	(DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
	NET INCOME	SHARES	PER SHARE	NET INCOME	SHARES	PER SHARE
Basic EPS	$7,402	26,463,487	$0.28	$16,293	26,297,815	$0.62
Effect of dilutive options	—	3,102,952	(0.03)	—	2,877,685	(0.06)
Diluted EPS	$7,402	29,566,439	$0.25	$16,293	29,175,500	$0.56

4. Acquisitions

On June 14, 2002, the Company acquired the contracts and employees of Vector Research, Inc. (“Vector”) for $5.7 million cash plus the assumption of $0.1 million in accrued liabilities.  Vector was a provider of technology development and engineering services to the federal government.  The purchase price has been allocated as follows, goodwill of $4.3 million and intangibles consisting of customer contracts and relationships of $1.5 million.  Intangibles are being amortized over 8.4 years.  The operating results of Vector have been included in the consolidated results of the Company from the date of acquisition.

On November 20, 2001, the Company acquired all of the outstanding common shares of Troy Systems, Inc. (“Troy”) for $15.3 million of cash and common stock valued at $3.0 million in a business combination accounted for as a purchase.  Troy derived revenue from system development, networking, engineering, integration services, and information systems security and its primary customer was the federal government.  The excess of purchase price over the fair value of the net assets was approximately $9.9 million.  The operating results of Troy have been included in the consolidated results of the Company from the date of acquisition.

The table below reflects unaudited proforma combined results of the Company and Troy as if the acquisition had taken place as of January 1, 2001.

	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2001

Revenues	$37,287	$102,639

Net Income	$4,328	$11,123

Earnings per share:
Basic	$0.17	$0.47
Diluted	$0.15	$0.41

Weighted average shares used in computing earnings per share:
Basic	25,943	23,775
Diluted	29,713	27,380

5. Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires all business combinations initiated after September 30, 2001 to be accounted for using the purchase method.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives but with no maximum life.  The Company adopted the provisions of SFAS No. 142 effective January 1, 2002.

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

The following table presents a reconciliation of net income and earnings per share adjusted for the exclusion of goodwill:

	Three Months Ended		Nine Months Ended
	(Dollars in thousands, except for per share amounts)
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Reported net income	$7,402	$3,712	$16,293	$9,840
Add: Goodwill amortization	—	180	—	541
Adjusted net income	$7,402	$3,892	$16,293	$10,381

Reported basic earnings per share	$0.28	$0.14	$0.62	$0.42
Add: Goodwill amortization	—	0.01	—	0.02
Adjusted basic earnings per share	$0.28	$0.15	$0.62	$0.44

Reported diluted earnings per share	$0.25	$0.13	$0.56	$0.36
Add: Goodwill amortization	—	——	—	0.02
Adjusted diluted earnings per share	$0.25	$0.13	$0.56	$0.38

The Company only has one reporting unit.  Nonamortizable intangible assets at September 30, 2002, consist only of goodwill of $16,955,454.  The Company’s amortizable intangible assets include customer contracts and related relationships.  The gross carrying amount of the customer relationships at September 30, 2002 was $4,500,000 with accumulated amortization of $590,392.  Goodwill increased by $2,842,454 during the quarter ended September 30, 2002 as it related to the asset purchase of Vector.  This amount had originally been allocated to customer contracts and related relationships based upon a preliminary allocation of the purchase price.

Amortization expense for the three and nine months ended September 30, 2002 was $175,000 and $556,000, respectively.  Intangibles are amortized on a straight line basis.  Estimated amortization expense for each of the five succeeding calendar years based on the intangible assets as of September 30, 2002 is as follows:

Year ending December 31,	Amount
(dollars in thousands)
2002 (balance of year)	$213
2003	851
2004	851
2005	851
2006 and after	1,147

6. Comprehensive Income

Other comprehensive income (loss), consisting of unrealized gains  (losses) on securities was $5 thousand and $(121) thousand for the three months and nine months ended September 30, 2002, respectively, and $(58) thousand and $(74) thousand for the three and nine months ended September 30, 2001, respectively.

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

We derive substantially all of our revenues from fees for consulting services. We generate these fees from various types of contracts, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts. During the three months and nine months ended September 30, 2002, revenues from these contract types were approximately 60%, 24% and 16%, and 60%, 22% and 18% respectively, of total revenues. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts as the services are provided. We recognize revenues on fixed-price contracts using the percentage of completion method as services are performed over the life of the contract, based on the costs we incur in relation to the total estimated costs. We recognize and make provisions for any anticipated contract losses at the time we know and can estimate them. Fixed-price contracts are attractive to clients and, while subject to increased risks, provide opportunities for increased margins. We recognize revenues on cost-reimbursable contracts as services are provided. These revenues are equal to the costs incurred in  providing these services plus a proportionate amount of the fee earned. We have historically recovered all of our costs on cost-reimbursable contracts, which means we have lower risk and our margins are lower on these contracts.

Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. Existing clients from the previous year generated approximately 75% and 88% of our revenues in the three months and nine months ended September 30, 2002. As of September 30, 2002, we had 1,397 personnel.

In the three months and nine months ended September 30, 2002, we derived approximately 55% and 41% respectively, of our revenues through relationships with prime contractors, who contract directly with the end-client and subcontract with us. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

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

Other income consists primarily of interest income earned on our cash, cash equivalents and marketable securities.

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30, 2002	SEPTEMBER 30, 2001	SEPTEMBER 30, 2002	SEPTEMBER 30, 2001
	(DOLLARS IN THOUSANDS)
Statement of Income:
Revenues	$52,844	$28,833	$133,836	$77,887
Direct costs	30,359	15,906	78,789	41,964
Gross profit (a)	22,485	12,927	55,047	35,923
Other operating costs and expenses:
General and administrative expenses	9,164	6,164	24,685	17,254
Sales and marketing expenses	1,205	1,087	4,246	3,119
Goodwill and intangible amortization	175	180	556	541
Total other operating costs and expenses	10,544	7,431	29,487	20,914
Operating income	11,941	5,496	25,560	15,009
Other income, net	204	816	1,172	1,725
Income before income taxes	12,145	6,312	26,732	16,734
Provision for income taxes	4,743	2,600	10,439	6,894
Net income	$7,402	$3,712	$16,293	$9,840
As a Percentage of Revenues:

Revenues	100.0%	100.0%	100.0%	100.0%
Direct costs	57.4	55.1	58.9	53.9
Gross profit (a)	42.6	44.9	41.1	46.1
Other operating costs and expenses:
General and administrative expenses	17.3	21.4	18.4	22.1
Sales and marketing expenses	2.3	3.8	3.2	4.0
Goodwill and intangible amortization	0.3	0.6	0.4	0.7

Total other operating costs and expenses	19.9	25.8	22.0	26.8
Operating income	22.7	19.1	19.1	19.3
Other income, net	0.4	2.8	0.9	2.2
Income before income taxes	23.0	21.9	20.0	21.5
Provision for income taxes	9.0	9.0	7.8	8.9
Net income	14.0%	12.9%	12.2%	12.6%

(a) Gross profit represents revenues less direct costs, which consist primarily of project personnel salaries and benefits and direct expenses incurred to complete projects.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES. For the three months ended September 30, 2002, our total revenues increased by 83.3%, or $24.0 million over the same period last year. The increase in revenues primarily reflects an increase in the volume of services to existing clients and services to new clients.  Approximately 40% of the increase was related to the Troy and Vector acquisitions.  Services to new clients represent approximately 25% of revenues.

DIRECT COSTS. For the three months ended September 30, 2002, direct costs increased by 90.9%, or $14.5 million, over the same period last year. The increase was due primarily to an increase in project personnel to 1,271 as of September 30, 2002 as compared to 769 as of September 30, 2001. Direct costs increased as a percentage of revenues for the period ended September 30, 2002, to 57.4% as compared to 55.1% in the same period last year, due to normal fluctuations in labor and other direct costs and the impact of the Troy and Vector acquisitions.

GROSS PROFIT. Gross profit increased by 73.9% to $22.5 million in the three months ended September 30, 2002 from $12.9 million in the three months ended September 30, 2001. Gross profit as a percentage of revenues decreased to 42.6% in the three months ended September 30, 2002 from 44.9% in the three months ended September 30, 2001, as direct costs grew at a faster rate than revenues due to normal fluctuations in labor and other direct costs and the impact of the Troy and Vector acquisitions.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 48.7% to $9.2 million in the three months ended September 30, 2002 from $6.2 million in the three months ended September 30, 2001. Facility costs increased in the current quarter over last year due to the opening of new offices in Fairfax, Virginia. Our total general and administrative headcount increased to 126 employees as of September 30, 2002 compared to 102 employees as of September 30, 2001, consistent with our plans.

SALES AND MARKETING. Sales and marketing expenses increased 10.9% to $1.2 million in the three months ended September 30, 2002 from $1.1 million in the three months ended September 30, 2001. This increase was due to an increase in our marketing efforts.

AMORTIZATION OF GOODWILL. As a result of the adoption of FAS 142, effective January 1, 2002, we incurred no goodwill amortization expense in the three months ended September 30, 2002.  In the three months ended September 30, 2001, we incurred $180 of amortization expense related to the $3.6 million of goodwill we recorded in connection with the acquisition of Viking.

AMORTIZATION OF INTANGIBLES.  For the three months ended September 30, 2002, we incurred $175 thousand of amortization of expense related to the $3.0 million of intangibles we recorded in connection with the value of contracts and customer relationships acquired in the November 2001 acquisition of Troy, and $1.5 million of intangibles recorded in connection with the value of contracts and customer relationships acquired in the June 2002 acquisition of Vector.  There were no intangibles at September 30, 2001, and therefore, no amortization.

OPERATING INCOME. Operating income increased 117.3% to $11.9 million in the three months ended September 30, 2002 from $5.5 million in the three months ended September 30, 2001. This increase was due primarily to increased revenues and the impact of the Troy and Vector acquisitions.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES. For the nine months ended September 30, 2002, our total revenues increased by 71.8%, or $55.9 million over the same period last year. Approximately 44% of the increase was related to the Troy and Vector acquisitions.  The increase in revenues primarily reflects an increase in the volume of services to existing clients and services to new clients. Services to new clients represent approximately 12% of revenues.

DIRECT COSTS. For the nine months ended September 30, 2002, direct costs increased by 87.8%, or $36.8 million, over the same period last year. The increase was due primarily to an increase in project personnel to 1,271 as of September 30, 2002 as compared to 769 as of September 30, 2001. Direct costs increased as a percentage of revenues for the period ended September 30, 2002, to 58.9% as compared to 53.9% in the same period last year, due to normal fluctuations in labor and other direct costs and the impact of the Troy and Vector acquisitions.

GROSS PROFIT. Gross profit increased by 53.2% to $55.0 million in the nine months ended September 30, 2002 from $35.9 million in the nine months ended September 30, 2001. Gross profit as a percentage of revenues decreased to 41.1% in the nine months ended September 30, 2002 from 46.1% in the nine months ended September 30, 2001, as direct costs grew at a faster rate than revenues due to normal fluctuations in labor and other direct costs and the impact of the Troy and Vector acquisitions.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 43.1% to $24.7 million in the nine months ended September 30, 2002 from $17.3 million in the nine months ended September 30, 2001. Facility costs increased in the current period over last year due to the opening of new offices in Fairfax, Virginia. Our total general and administrative headcount increased to 126 employees as of September 30, 2002 compared to 102 employees as of September 30, 2001, consistent with our plans.

SALES AND MARKETING. Sales and marketing expenses increased 36.1% to $4.2 million in the nine months ended September 30, 2002 from $3.1 million in the nine months ended September 30, 2001. This increase was due to an increase in our marketing efforts.

AMORTIZATION OF GOODWILL. As a result of the adoption of FAS 142, effective January 1, 2002, we incurred no goodwill amortization expense in the nine months ended September 30, 2002.  In the nine months ended September 30, 2001, we incurred $541 thousand of amortization expense related to the $3.6 million of goodwill we recorded in connection with the acquisition of Viking.

AMORTIZATION OF INTANGIBLES.  For the nine months ended September 30, 2002, we incurred $556 thousand of amortization of expense related to the $3.0 million of intangibles we recorded in connection with the value of contracts and customer relationships acquired in the November 2001 acquisition of Troy, and $1.5 million of intangibles recorded in connection with the value of contracts and customer relationships acquired in the June 2002 acquisition of Vector.  There were no intangibles at September 30, 2001, and therefore, no amortization.

OPERATING INCOME. Operating income increased 70.3% to $25.6 million in the nine months ended September 30, 2002 from $15.0 million in the nine months ended September 30, 2001. This increase was due primarily to increased revenues and the impact of the Troy and Vector acquisitions.

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

Liquidity and Capital Resources

Prior to the IPO and follow-on offering, we funded our operations primarily through cash generated from operations and the sale of common stock to employees. Net cash provided by operating activities was $12.4 million for the nine months ended September 30, 2002. Cash provided by operating activities was primarily from net income, adjusted for working capital changes, which were principally increases in accounts receivable.

Net cash used by investing activities was $22.3 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2002, we purchased $1.0 million of property and equipment. We had $3.8 million of net purchases of short-term investments, $11.4 million of net purchases of long-term investments, $0.2 expenditures for capitalized software and invested $5.9 million in the assets of Vector.

Net cash provided by financing activities was $3.7 million from the sale of common stock to employees upon the exercise of their stock options or pursuant to the stock purchase plan for the nine months ended September 30, 2002.

We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. We believe that our current cash position is adequate for our short-term and long-term working capital and capital expenditure needs.

We maintain a $6.0 million line of credit with Bank of America, bearing interest at the LIBOR Rate plus 250 basis points per annum, which expires on April 30, 2003. As of September 30, 2002, we had no borrowings outstanding under the line of credit. As of September 30, 2002, we had outstanding $2.99 million in letters of credit in lieu of rent deposits.

Under some of our fixed-price contracts, we receive advance payments for work to be performed in future months. If we do not perform the work, the unearned portion of these advances will be returned to our clients. At September 30, 2002, our accounts receivable turnover rate, net of advance payments on contracts, was approximately four times a year.

We have invested $3.0 million in an affiliated company, which is building our new office building in Fairfax, Virginia.  We are required to make an additional $1.5 million investment at the time of occupancy of the facility.  We have a 48% minority interest in this company and are not obligated to guarantee the non-recourse mortgage obligation, nor are we involved in the management of the construction of the building or the management of the owner-lessor.  In accordance with Emerging Issues Task Force Issue No. 97-10 The Effect of Lessee Involvement in Asset Construction, the Company is considered to be the owner of the property (for accounting purposes).  Accordingly, the Company recorded construction costs incurred to date of $20.8 million as construction-in-process with an offsetting long-term lease obligation as of September 30, 2002.  It is anticipated that the total construction-in-process costs will be approximately $25 to $30 million at the completion of construction, which is expected to be December 1, 2002.

Recent Accounting Pronouncements

None

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of David D. Karlgaard, our Chief Executive Officer and Stuart R. Lloyd, our Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this quarterly report.  Based on that evaluation, Messrs. Karlgaard and Lloyd concluded that our disclosure controls and procedures were effective.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We invest our cash in a variety of financial instruments, including U.S. Treasury and Agency obligations, money market instruments of domestic and foreign issuers denominated in U.S. dollars of commercial paper, bankers’ acceptances, certificates of deposit, euro-dollar time deposits and variable rate issues, corporate note and bonds, asset-backed securities, repurchase agreements, municipal notes and bonds and auction rate preferred securities.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.1*	Certificate of Incorporation

3.2*	By-Laws

10.1*	Office Lease Agreement between Building IV Associates L.P. and the Registrant

10.2*	Amendment No. 1 to Office Lease Agreement between Building IV Associates L.P. and the Registrant

10.3*	Office Lease Agreement between Building V Associates L.P. and the Registrant

10.4*	Employment Agreement between the Registrant and David C. Karlgaard, dated January 1, 2000

10.5*	Employment Agreement between the Registrant and Paul G. Rice, dated January 1, 2000

10.6*	Employment Agreement between the Registrant and Alan H. Harbitter, dated January 1, 2000

10.7*	Employment Agreement between the Registrant and Stuart R. Lloyd, dated December 31, 1998

10.8*	2000 Stock Incentive Plan

10.9*	1995 Nonqualified Stock Option

10.10*	1987 Stock Option Agreement, as amended

10.11*	Nonqualified Executive Supplemental Retirement Program Agreement dated December 1998

10.12*	2000 Employee Stock Option Plan

10.13*	Amended and Restated Loan Agreement between the Registrant and NationsBank, N.A.

10.14**	Amendment No. 2 to Office Lease Agreement between Building IV Associates L.P. and PEC Solutions, Inc.

10.15**	Amendment No. 3 to Office Lease Agreement between BuildingIV Associates L.P. and PEC Solutions, Inc.

10.16**	Office Lease Agreement between Building VI L.C. and PEC Solutions, Inc.

10.17***	First Amendment to Lease Agreement between Building VI L.C. and PEC Solutions, Inc.

10.18***	Second Amendment to Lease Agreement between Building VI L.C. and PEC Solutions, Inc.

10.19***	Operating Agreement between Building VI Investment L.C. And PEC Solutions, Inc.

10.20***	First Amendment to Operating Agreement between Building VI Investment L.C. and PEC Solutions, Inc.

10.21***	Bank of America Financing and Security Agreement

10.22***	Bank of America Promissory Note

10.23***	Bank of America Revolving Note

21.1****	Subsidiaries of PEC Solutions, Inc.

99.1	Quarterly Certifications of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Quarterly Certifications of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Incorporated herein by reference to the Company’s Registration Statement on Form S-1, No. 333-95331.

**                                  Incorporated herein by reference to the Company’s Annual Report on Form 10K/A filed on April 19, 2001.

***                           Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed August 13, 2001.

****                    Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2002.

(b)  None

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

BY: /s/ STUART R. LLOYD
DATE: NOVEMBER 14, 2002	STUART R. LLOYD
CHIEF FINANCIAL OFFICER, SENIOR VICE PRESIDENT AND DIRECTOR (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

Certifications

I, David D. Karlgaard, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of PEC Solutions, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the fining date of this quarterly report (the “Evaluation Date”)’ and

c)              Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures abased on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	By:	/s/ David C. Karlgaard
	Name:	David C. Karlgaard
	Title:	President, Chief Executive Officer and Chairman (Principal Executive Officer)

I, Stuart R. Lloyd, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of PEC Solutions, Inc.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the fining date of this quarterly report (the “Evaluation Date”)’ and

c)              Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures abased on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	By:	/s/ Stuart R. Lloyd
	Name:	Stuart R. Lloyd
	Title:	Chief Financial Officer, Senior Vice President And Director (Principal Financial and Accounting Officer)