Form 10-K
period 2002-12-31
PEC SOLUTIONS INC
filed 2003-03-28
CIK 1103013

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE- ACT OF 1934

Commission File No. 000-30271

PEC SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1339972 (IRS Employer Identification No.)

12730 Fair Lakes Circle, Fairfax, Virginia 22033
(Address of principal executive offices, zip code)

Registrant's telephone number, including area code: (703) 679-4900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
(Title of Each Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 28, 2003 was: $145,869,433 based on the closing sale price on the Nasdaq National Market on that date.

        Number of shares of Common Stock outstanding as of March 28, 2003 was: 27,030,780 shares.

Documents Incorporated By Reference:

        Part III—Proxy Statement for the 2003 Annual Meeting of Stockholders on May 21, 2003. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2002.

FORM 10-K
INDEX

PART I

Item 1. Business

Overview

        PEC Solutions, Inc. (www.pec.com) is a professional services firm providing high-end solutions that help government clients harness the power of the Internet and other advanced technologies to improve mission performance. We specialize in Web-Enabling Government® by providing secure, interoperable technology solutions for clients in law enforcement, intelligence, defense, and civilian agencies within the federal government and at state and local levels. As a total solutions provider, we address the full technology lifecycle, including formulating technology strategies, creating business solutions, performing long-term operational management and continuing enhancement of the solution.

        Our clients have included every cabinet-level department of the federal government as well as numerous additional entities at the federal, state and local levels. This group includes a cross-section of civil, law enforcement, intelligence and judicial government organizations. Our largest clients include EDS, the prime contractor for the Navy Marine Corps Intranet ("NMCI") program, the Drug Enforcement Administration, the Department of Homeland Security, the Veterans Benefits Administration, the Internal Revenue Service, the Bureau of Alcohol, Tobacco and Firearms, the Department of Defense and the intelligence community. Since 1998, we have provided more than $454 million of services in the government market and have increased revenues at approximately a 45% compound annual growth rate.

        PEC Solutions, Inc. was originally incorporated under the laws of the Commonwealth of Virginia as Performance Engineering Corporation (PEC) on June 25, 1985. On January 1, 2000, PEC was reincorporated under the laws of Delaware as PEC Solutions, Inc.

Industry Background

        Government has emerged in recent years as one of the leading purchasers of advanced technology solutions. The Government's 2003 approved budget allocates $52 billion for information technology spending, the largest increase in history. According to INPUT, a research firm that tracks Federal government spending trends, the government is the fastest growing vertical for technology spending. INPUT projects the Federal government will spend $28 billion on information technology services by 2007, up from $16.4 billion in 2003. This represents a 5-year compound annual growth rate of 17.6 percent.

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

Efforts to Improve Homeland Security and Mount Counter-Terrorism Programs will Stimulate Government Technology Spending

        We believe that the events of September 11, 2001 resulted in escalating priorities relating to the needs of the nation's law enforcement infrastructure, and in the broader areas of national and homeland defense. The President's 2003 budget provides the largest increase in Federal information technology spending in history, more than doubling last year's growth rate. Much of the spending will focus on homeland security and electronic government. We believe that high-end technology solutions providers, with strong legacy practices and client bases in the agencies and government verticals relating to law enforcement, intelligence and defense, could experience strong increases in demand as the Federal market moves forward.

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

Deep Technology Expertise

        We have expertise in the critical underlying infrastructure technologies necessary to support fully web-based enterprises, including security, intranets, applications development and enterprise management. We have direct experience with the legacy automation architectures found in government agencies, allowing us to craft solutions that take advantage of the substantial investments our clients have in legacy systems. Our employees have experience in emerging technologies and web-enabling tools from vendors such as Microsoft, Oracle, Cisco, IBM/Lotus, IBM/Tivoli and Entrust.

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

  •
  BIOMETRIC IDENTIFICATION SYSTEMS. We develop and deploy biometric solution sets that help federal agencies collect and process biometric identification from individuals—such as digital fingerprints, mugshots, and identifying features—for law enforcement and civilian government applicant purposes. This information is then either electronically processed into or vetted against key law enforcement and national security databases.

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

Recent Developments

        We were engaged as a subcontractor to work for an undisclosed federal government client (non-releasable per contractual restrictions) for a biometric identification system, representing 13 percent of 2002 revenue. The program was unexpectedly curtailed late in 2002. We expect activities related to this program or similar programs to be undertaken again in 2003 for which we believe we have a unique solution that should result in our resumption of this program. The Navy Marine Corps Intranet (NMCI) program was our leading source of revenue for us in 2002, representing 16 percent of total revenues. We are a subcontractor to EDS for the NMCI program and this program will continue in 2003.

Sales and Marketing

        Our marketing efforts are focused on creating awareness of opportunities in eGovernment innovation, establishing PEC Solutions as a leader in this new category and building the PEC Solutions brand.

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

        We occupy state-of-the-art facilities that are conducive to highly technical and collaborative work, while providing individual privacy. In our solutions centers, we configure large networks of leading-edge equipment and software, and provide our engineers and developers with advanced tools to evaluate and apply new technologies. We believe that the location, environment and amenities provided by our new Fair Lakes campus facility will contribute to our ability to attract and retain highly skilled employees.

        As of December 31, 2002, we had 1,340 personnel. Of our total personnel, 1,217 were consulting and service delivery professionals, and 123 were management and administrative personnel performing corporate marketing, human resources, finance, accounting, legal, internal information systems and administrative functions. None of our personnel is represented by a collective bargaining unit. As of March 28, 2003 comparative numbers were 1,321, 1,197 and 124, respectively.

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

        We have developed an active and effective college recruiting program that draws on management staff and recent college hires from across our company to attract graduating students with strong academic backgrounds in our core disciplines. We currently target colleges and universities in Washington, D.C., Maryland, and Virginia with this program, and perform on-campus recruiting during the spring and fall recruiting seasons at five universities.

Competition

        Our current competitors include, and may in the future include, the following:

  •
  information technology services providers and large government contractors such as American Management Systems, Accenture, Booz, Allen & Hamilton, Computer Sciences Corporation, Electronic Data Systems, Bearing Point, International Business Machines, Science Applications International Corporation and Unisys; and

  •
  Internet professional services providers.

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

Backlog

        Our current funded backlog is approximately $60 million dollars. Our contracts typically are funded incrementally, and therefore the funded backlog only represents that portion of the contract value. Funding occurs as work progresses. The civilian budget normally is signed before the end of the calendar year. The 2003 civilian budget was not signed until the end of February 2003, which adversely effected the funding of contracts. Our average contract/task performance period runs between 10 to 12 months. Our backlog is typically subject to large variations from quarter to quarter as existing contracts/tasks are renewed or new contracts are awarded. Additionally, all federal government contracts, whether or not funded, may be terminated at the convenience of the government.

Environmental Issues

        We have not incurred any costs associated with environmental issues.

Risk Factors

Risk Factors Related to Our Business

Substantially all of our revenues would be threatened if our relationships with agencies of the federal government were harmed

        Our largest clients are agencies of the federal government. If the federal government in general, or any significant government agency, uses less of our services or terminates its relationship with us, our revenues could decline substantially, and our business could be seriously harmed. During 2002, contracts with the federal government and contracts with prime contractors of the federal government accounted for approximately 97% of our revenues. During that same period, our ten largest clients, all agencies of the federal government, generated approximately 66% of our revenues, with the top five clients accounting for 48% of our revenues. We believe that federal government contracts are likely to continue to account for a significant portion of our revenues for the foreseeable future. The volume of work that we perform for a specific client, however, is likely to vary from year to year, and a significant client in one year may not use our services as extensively, or at all, in a subsequent year.

Our government contracts may be terminated prior to their completion, and if we do not replace them, our operating results may be harmed

        We derive substantially all of our revenues from government contracts that typically are awarded through competitive processes and span a one year base period and one or more option years. The unexpected termination or non-renewal of one or more of our significant contracts could result in significant revenue shortfalls. Our clients generally have the right not to exercise the option periods. In addition, our contracts typically contain provisions permitting an agency to terminate the contract on short notice, with or without cause.

        Following termination, if the client requires further services of the type provided in the contract, there is frequently a competitive re-bidding process. We may not win any particular re-bid or be able to successfully bid on new contracts to replace those that have been terminated. Even if we do win the re-bid, we may experience revenue shortfalls in periods where we anticipated revenues from the contract rather than its termination and subsequent re-bidding. These revenue shortfalls could harm operating results for those periods.

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

A reduction in or the termination of our services could lead to underutilization of our employees and could harm our operating results

        Our employee compensation expenses are relatively fixed. Therefore, if a client defers, modifies or cancels an engagement or chooses not to retain us for additional phases of a project, our operating results will be harmed unless we can rapidly re-deploy our employees to other engagements in order to minimize underutilization.

Failing to maintain strong relationships with prime contractors could result in a decline in our revenues

        We derived approximately 40% of our revenues during 2002 through our relationships with prime contractors, which, in turn, have contractual relationships with end-clients. One of our prime contractors, EDS (NMCI), accounted for 16% of our revenues during 2002. We expect to continue to depend on these relationships for a material portion of our revenues in the foreseeable future. If any of these prime contractors eliminate or reduce their engagements with us, or have their engagements eliminated or reduced by their end-clients, we will lose a source of revenues, which, if not replaced, will adversely affect our operating results.

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

We may lose money on fixed-price contracts if we miscalculate the resources we need to complete the contract

        We derived approximately 21% of our revenues in 2002 from fixed-price contracts. We anticipate a material portion of our future engagements will continue to be contracted at a fixed price. Unlike time and materials contracts, for which we are reimbursed based on our actual expenditures of resources, fixed-price contracts require us to price our contracts by predicting our expenditures in advance. If we miscalculate the resources we need to complete fixed-price engagements, our operating results could be seriously harmed because we are not compensated for the higher costs.

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

We may not be able to successfully identify, manage and integrate future acquisitions, which may harm our operating results

        We may use a portion of the proceeds from public offerings and operations to acquire companies or businesses that are complementary to ours. However, we have no immediate plans or current agreements to acquire any additional companies or businesses, and we cannot assure you that we will identify appropriate acquisition candidates. If we do identify an appropriate acquisition candidate, we cannot assure you that we would be able to successfully negotiate the terms of an acquisition, finance the acquisition or integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of an acquired business could disrupt our business by diverting management away from day-to-day operations. Further, failure to successfully integrate any acquisition may cause significant operating inefficiencies and adversely affect our profitability. Consummating a merger could require us to raise additional funds through additional equity or debt financing. Additional equity financing could result in further dilution of the per share value of your stock. Additional debt financing could force us to accept contractual limitations that could harm our ability to grow.

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

Changes to federal government procurement rules and regulations could impact revenues

        While the government procurement changes of the mid-1990s generally benefited companies servicing the federal government (such as government agencies being able to award outsourcing contracts based on "best value" over lowest price), any future changes that sought to limit or reduce government outsourcing, perhaps, for example, bringing more technology systems work "in-house," could have a negative impact on company revenues.

Major changes to the government's fundamental organization could negatively impact revenues

        The recent establishment of the Department of Homeland Security, the largest government reorganization since 1947, required new and enhanced oversight of technology spending programs at the numerous and disparate agencies being rolled into the new organization. In some cases, certain technology projects are being temporarily halted until an Office of Management and Budget review can be held to determine that technology spending won't be duplicated and thus wasted. This can materially impact our ability to begin or proceed on work for clients affected by the reorganization. Any future reorganization, or delays in technology spending that might result as the reorganization is implemented, could adversely impact company revenues.

A war with Iraq, or other nations, could impact federal government spending on our civilian and defense programs

        Although our work focuses primarily on our clients' mission-critical programs, a war could change the federal government's spending priorities for domestic and military programs. Spending on our clients' programs could also be negatively impacted by Congress's unwillingness to pass the necessary appropriation bills required to pay for a war effort.

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

        Our current competitors include, and may in the future include, the following:

  •
  information technology services providers and large government contractors such as American Management Systems, Accenture, Booz-Allen & Hamilton, Computer Sciences Corporation, Electronic Data Systems, Bearing Point, International Business Machines, Science Applications International Corporation and Unisys; and

  •
  Internet professional services providers.

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

Our officers and directors beneficially own 54.5% of our stock and could control matters submitted to stockholders for their approval

        Our directors and executive officers beneficially own, in the aggregate, 54.5% of our outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of PEC Solutions.

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

Item 2. Properties

        Our operations occupy approximately 363,000 square feet of space located in Alexandria, Fairfax, Falls Church and Norfolk, Virginia, Baltimore and Columbia, Maryland, Washington, D.C., San Diego, California, San Antonio, Texas, Trevose, Pennsylvania and Honolulu, Hawaii. We also have employees working at client sites throughout the United States. The large majority of the space is office space, all of which is leased. For lease commitment information, reference is made to Note 14 to the accompanying consolidated financial statements. Existing facilities are considered to be generally suitable and adequate for our present needs. We have a 48% equity interest in the company that owns our newest building in Fairfax, VA. Based on contracts, it may be necessary in the future to lease additional office space in other cities located in the United States.

Item 3. Legal Proceedings

        On March 18, 2003, a purported class action complaint was filed against us and certain of our officers in the United States District Court for the Eastern District of Virginia. The complaint alleges that between October 22, 2002 and March 14, 2003, the defendants made, or were aware of, false and misleading statements which had the effect of inflating the market price of our stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint does not specify the amount of damages sought. We believe that the plaintiffs' claims are without merit and we intend to defend the case vigorously.

Item 4. Submission of Matters To a Vote of Security Holders

        None

PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters

        At March 18, 2003, we had approximately 8,190 holders of record of our common stock. We had 27,029,465 shares of common stock outstanding. Our stock began trading on the Nasdaq National Market on April 20, 2000 under the symbol "PECS". The following high and low sale prices indicated for our common stock are as reported on the Nasdaq National Market during each of the quarters indicated.

	High	Low
Fiscal 2002 Quarter Ended:
December 31	$38.250	$21.940
September 30	$27.690	$17.050
June 30	$28.690	$18.750
March 31	$44.440	$22.050
Fiscal 2001 Quarter Ended:
December 31	$40.240	$15.940
September 30	$27.450	$12.500
June 30	$25.500	$9.375
March 31	$15.375	$7.625

        In April 2000, we commenced and completed a firm commitment underwritten initial public offering of 3,000,000 shares of our common stock at a price of $9.50 per share. The shares were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-1 (No. 333-95331), which was declared effective on April 19, 2000. The public offering was underwritten by a syndicate of underwriters led by Donaldson, Lufkin & Jenrette Securities Corporation; Chase Securities Inc., Legg Mason Wood Walker, Incorporated; and DLJdirect Inc. as their representatives. After deducting underwriting discounts and commissions of approximately $2 million and expenses of approximately $0.9 million, we received net proceeds of $25.6 million.

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

        On August 28, 2000, we acquired all of the outstanding capital stock of Viking Technology, Inc. ("Viking") for $2 million cash plus the assumption of debt in a business combination accounted for as a purchase. Viking is a provider of integrated software and advanced technology solutions for state and local law enforcement, fire and emergency medical service agencies. On November 20, 2001, we acquired all of the outstanding capital stock of Troy Systems, Inc. ("Troy") for $15.3 million cash plus common stock valued at $3.0 million (103,065 shares). Troy derives revenue from system development, networking, engineering, integration services, and information systems security and its primary customer is the federal government. On June 14, 2002, we acquired the contracts and employees of Vector Research, Inc. ("Vector") for $5.7 million cash plus the assumption of $0.1 million in accrued liabilities. Vector was a provider of technology development and engineering services to the federal government.

        Management will have broad discretion in the allocation of the net proceeds from the sale of common stock. We have no current plans, agreements or commitments for, and are not currently engaged in any negotiations with respect to, any other acquisition transaction. Pending their use, the proceeds of this offering have been invested in investment grade, interest-bearing securities.

        We expect to retain future earnings, if any, for use in the operation and expansion of the business and does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        None

Item 6. Selected Financial Data

        Our selected consolidated financial data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 have been derived from our audited consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in the December 31, 2002 consolidated financial statements.

	1998	1999	2000	2001	2002
	(in thousands of dollars, except per share data)
Operating Results:
Revenues	$41,457	$53,202	$68,305	$109,213	$182,185
Gross profit (a)	17,942	22,793	30,996	48,797	74,908
Operating income	6,891	8,975	10,211	19,262	34,793
Net income	4,455	5,639	7,272	13,067	22,254
Earnings per share
Basic	0.26	0.33	0.34	0.54	0.84
Diluted	0.20	0.24	0.30	0.47	0.75
Financial Position:
Cash and cash equivalents	$5,367	$7,981	$14,656	$30,436	$21,176
Working capital	9,309	13,311	43,182	83,627	93,336
Total assets	18,271	24,400	61,400	141,707	192,291
Long-term obligations (including long-term debt and capital leases)	—	—	—	2,937	22,822
Total stockholders' equity	10,677	15,283	50,700	118,428	147,344
Cash dividends declared per common share	$0.020	$0.023	—	—	—

(a)
Gross profit represents revenues less direct costs, which consist primarily of project personnel salaries and benefits and direct expenses incurred to complete projects.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operation section includes "forward-looking statements," within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which we have little or no control. Forward-looking statements may be identified by words including "anticipate," "believe," "estimate," "expect" and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues from the U.S. Government and its agencies and departments (the "Government"), risks involved in contracting with the Government, difficulties we may have in attracting, retaining and managing professional and administrative staff, fluctuations in quarterly results, risks related to acquisitions, risks related to competition and our ability to continue to win and perform efficiently on Government contracts, and other risks and factors identified from time to time in the reports we file with the U.S. Securities and Exchange Commission (SEC), including those identified under the caption "Risk Factors" in our registration statement on Form S-3, (SEC File No. 333-62042). Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Overview

        We are a professional services firm specializing in high-end solutions that help government organizations capitalize on the internet and other advanced technologies. We migrate paper-intensive procedures to web-enabled processes using eGovernment solutions that help our clients enhance their productivity and improve the services they offer to the public. As a total solutions provider, we address the full technology lifecycle, including formulating technology strategies, creating business solutions, performing long-term operational management and continuing enhancement of the solution.

        As part of our growth strategy, we have completed acquisitions of Viking Technology, Inc. ("Viking") on August 28, 2000, Troy Systems, Inc. ("Troy") on November 20, 2001 and the contracts and employees of Vector Research, Inc. ("Vector") on June 14, 2002. These business combinations were accounted for as purchases. See "Acquisitions".

        We derive substantially all of our revenues from fees for consulting services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts. During 2002, revenues from these contract types were approximately 62%, 21% and 17%, respectively, of total revenues. We expect this approximate mix of business to continue in 2003. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts as the services are provided. We recognize revenues on fixed-price contracts using the percentage of completion method as services are performed over the life of the contract, based on the costs we incur in relation to the total estimated costs. We recognize and make provisions for any anticipated contract losses. Fixed- price contracts are attractive to clients, and while subject to increased risks, provide opportunities for increased margins. We recognize revenue on cost-reimbursable contracts as services are provided. These revenues are equal to the costs incurred in providing these services plus a proportionate amount of the fee earned. We have historically recovered all of our costs on cost-reimbursable contracts, which means we have lower risk and our margins are lower on these contracts.

        Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. Existing clients from the previous fiscal year generated approximately 86% of our revenues in 2002, approximately 71% of our revenues in 2001 and approximately 92% of our revenues in 2000. We manage our client development efforts through each of our strategic service groups, each having specific client responsibility and focus. As of December 31, 2002, we had 1,340 personnel and on March 21, 2003 we had 1,320 personnel.

        In 2002, we derived approximately 40% of our revenue through relationships with prime contractors, which contract directly with the end-client and subcontract with us. With the exception of the EDS (NMCI) subcontract, in most of these engagements we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

        During 2002 we had two customers that each accounted for more than 10% of our total revenue. EDS (NMCI) accounted for 16% of the revenue and our biometric identification system through a subcontract with an undisclosed federal agency (non-releasable per contractual restrictions) accounted for 13%.

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

Acquisitions

        On August 28, 2000, we acquired all of the outstanding capital stock of Viking for $2.0 million cash plus the assumption of debt in a business combination accounted for as a purchase. Viking is a provider of integrated software and advanced technology solutions to state and local law enforcement, fire, and emergency medical service agencies. The excess of purchase price over the fair value of the net assets was approximately $3.6 million. At the time of the acquisition, Viking had 20 personnel.

        On November 20, 2001, we acquired all of the outstanding common shares of Troy for $15.3 million of cash and common stock valued at $3.0 million in a business combination accounted for as a purchase. Troy derives revenue from system development, networking, engineering, integration services, and information systems security and its primary customer is the federal government. The excess of purchase price over the fair value of the net assets was approximately $9.9 million. At the time of the acquisition, Troy had 354 personnel.

        On June 14, 2002, we acquired the contracts and employees of Vector for $5.7 million cash plus the assumption of $0.1 million in accrued liabilities. Vector was a provider of technology development and engineering services to the federal government. The excess of purchase price over fair value of the net assets was approximately $4.3 million. At the time of the acquisition, Vector had 41 personnel.

Critical Accounting Policies and Significant Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates and assumptions affecting the assets and liabilities (including contingent assets and liabilities) reported at the date of the consolidated financial statements and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates. Management bases its estimates on historical experience, current data, information related to performance and on various other assumptions that are believed to be reasonable under the measurements that are most affected by management's estimates of future events are:

  •
  Our revenue is derived primarily from contracts with the Federal government. In 2000, 2001 and 2002, 22%, 13%, 21% of our contracts were fixed-priced contracts. Revenues on fixed-price contracts are recognized using the percentage-of-completion method of accounting. Such revenues are recorded based on the percentage of costs incurred in the applicable reporting period compared to the most recent estimates of total costs to complete each contract. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs. In the event cost estimates indicate a loss on a contract, the total amount of such loss is recorded in the period.

  •
  Depreciation and amortization periods for long-lived assets, including property and equipment and intangibles.

  •
  Realization values of various assets such as receivables, intangibles assets and goodwill. The allowance for doubtful accounts reflects management's best estimate of probable losses based on historical experience, known troubled acounts and other currently available information.

Results of Operations

        The following table sets forth certain financial data as a percentage of total revenues for the periods indicated.

	Year Ended December 31,
	2000	2001	2002
Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%
Direct costs	54.6	55.3	58.9

Gross profit (a)	45.4	44.7	41.1

Operating costs and expenses:
General and administrative expenses	26.0	22.3	18.6
Sales and marketing expenses	4.1	4.0	3.0
Amortization of goodwill and intangibles	0.4	0.7	0.4

Total operating costs and expenses	30.5	27.0	22.0

Operating income	14.9	17.7	19.1
Other income, net	2.8	1.9	0.7

Income before income taxes	17.7	19.6	19.8
Provision for income taxes	7.1	7.6	7.6

Net income	10.6%	12.0%	12.2%

  (a)
  Gross profit represents revenues less direct costs, which consist primarily of project personnel salaries and benefits and direct expenses incurred to complete projects.

2002 Compared with 2001

        Revenues.    Revenues increased 66.8% to $182.2 million for 2002 from $109.2 million for 2001. The increase in revenue primarily reflects increases in the amount of services to existing clients. Approximately 47% of the increase was related to the Troy and Vector acquisitions. Services to new clients represent approximately 14% of revenues.

        Direct Costs.    Direct costs increased 77.6% to $107.3 million for 2002 from $60.4 million for 2001. The increase was due primarily to an increase in project personnel to 1,219 as of December 31, 2002, as compared to 1,140 as of December 31, 2001. We added 301 personnel related to the Troy acquisition at the end of November 2001. Direct costs increased as a percentage of revenues to 58.9% for 2002, from 55.3% for 2001. The increase was principally related to normal fluctuations in labor, increases in other direct costs and the impact of the Troy and Vector acquisitions.

        Gross Profit.    Gross profit increased 53.5% to $74.9 million for 2002 from $48.8 million for 2001. Gross profit as a percentage of revenues decreased to 41.1% for 2002 from 44.7% for 2001 because direct costs grew at a faster rate than revenues. This decrease was principally related to normal fluctuations in labor, increase in other direct costs and the impact of the Troy and Vector acquisitions.

        General and Administrative Expenses.    General and administrative expenses increased 39.3% to $34.0 million for 2002 from $24.4 million for 2001. These costs, such as rent and other facility costs, recruiting expenses and depreciation of equipment purchased, were related to the increase in project personnel. Facilities costs increased for 2002 due to the opening of our new offices in Fairfax, Virginia, Columbia, Maryland and Washington, D.C. Our total general and administrative headcount decreased to 123 employees as of December 31, 2002, compared to 134 employees as of December 31, 2001, consistent with our plans.

        Sales and Marketing.    Sales and marketing expenses increased 22.9% to $5.4 million in 2002 from $4.4 million in 2001. This increase was due to an increase in our marketing efforts

        Amortization of Goodwill.    As a result of the adoption of FAS 142, effective January 1, 2002, we incurred no goodwill amortization expense for 2002. For 2001, we incurred $0.7 million of amortization expense related to the $3.6 million of goodwill we recorded in connection with the acquisition of Viking.

        Amortization of Intangibles.    For 2002, we incurred $0.8 million of amortization of expense related to the $3.0 million of intangibles we recorded in connection with the value of contracts and customer relationships acquired in the November 2001 acquisition of Troy, and $1.5 million of intangibles recorded in connection with the value of contracts and customer relationships acquired in the June 2002 acquisition of Vector. For 2001, we incurred $0.1 million of amortization expense related to the $3.0 million of intangibles we recorded in connection with the value of contracts and customer relationships acquired in the acquisition of Troy.

        Operating Income.    Operating income increased 80.6% to $34.8 million for 2002 from $19.3 million for 2001. This increase was due primarily to increased revenues and the impact of the Troy and Vector acquisitions.

        Environmental Costs.    We have not incurred any costs in association with environmental issues.

2001 Compared with 2000

        Revenues.    Revenues increased 59.9% to $109.2 million for 2001 from $68.3 million for 2000. The increase in revenue primarily reflects increases in the amount of services to existing clients and the addition of the EDS (NMCI) subcontract which accounted for 26.0% of revenue.

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

        General and Administrative Expenses.    General and administrative expenses increased 37.5% to $24.4 million for 2001 from $17.7 million for 2000. These costs, such as rent and other facility costs, recruiting expenses and depreciation of equipment purchased, were related to the increase in project personnel. Facilities costs increased for 2001 due to the opening of our new offices in Fairfax am Norfolk, Virginia, San Antonio, Texas, San Diego, California and Honolulu, Hawaii. Our total general and administrative headcount increased to 134 employees as of December 31, 2001, compared to 75 employees as of December 31, 2000, consistent with our plans.

        Sales and Marketing.    Sales and marketing expenses increased 55.4% to $4.4 million in 2001 from $2.8 million in 2000. This increase was due to an increase in our marketing efforts.

        Amortization of Goodwill.    For 2001, we incurred $0.7 million of amortization expense related to the $3.6 million of goodwill we recorded in connection with the acquisition of Viking compared with $0.2 million in 2000.

        Amortization of Intangibles.    For 2001, we incurred $0.1 of amortization expense related to the $3.0 million of intangibles we recorded in connection with the value of contracts and customer relationships acquired in the acquisition of Troy.

        Operating Income.    Operating income increased 88.6% to $19.3 million for 2001 from $10.2 million for 2000.

        Environmental Costs.    We have not incurred any costs in association with environmental issues.

Liquidity and Capital Resources

        Prior to our IPO and follow-on offering, we funded our operations primarily through cash generated from operations and the sale of common stock to employees. Net cash provided by operating activities was $12.6 million for the year ended December 31, 2002. Cash provided by operating activities was primarily from net income, adjusted downward for increased working capital levels, which were principally caused by increases in accounts receivable.

        Net cash used by investing activities was $26.4 million for 2002. During 2002, we purchased $2.9 million of property and equipment and incurred $0.2 million for capitalized software development costs. We had $4.4 million of net purchases of short-term investments and $11.6 million of net purchases of long-term investments. We also purchased the assets of Vector for $5.7 million in cash plus approximately $0.2 million in acquisition costs. At December 31, 2002, funds of $0.2 million were held back in the transaction, of which $0.2 million of escrow funds related to the acquisition were included in other current assets with a corresponding liability in other current liabilities.

        During 2001, we negotiated an equity position in a limited liability corporation (the LLC) that constructed a build-to-suit office building. We have contributed cash of $4,500,000 to the LLC and have a 48% ownership interest in the LLC. We also entered into a sixteen-year lease agreement for the building that began on December 1, 2002 and will be the primary occupant.

        Due to the equity involvement in LLC, we were considered to be the owner (for accounting purposes) of the property during the construction period in accordance with Emerging Issues Task Force (EITF) Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction. This is the case even though we are not obligated to guarantee the non-recourse mortgage obligation, nor were we involved in the management of the LLC. Accordingly, through December 1, 2002, we recorded total construction costs totaling $23.0 million with an offsetting long-term lease obligation. Due to the fact that we were considered the owner of the building during the construction period, then effectively a sale and leaseback of the building occurs when construction is complete and the lease term begins. As a result of our continued involvement in the LLC, we are unable to use sale-leaseback accounting under FAS 98, Accounting for Leases, and the building, and offsetting long-term lease obligation, must remain on our financial records.

        EITF 97-10 specifically excludes land acquisition costs from total project costs; therefore, the value of the land was not recorded on PEC's accounting records during the construction phase. Therefore, for consistency, since we are unable to use sale-leaseback accounting and land is excluded from this transaction, we are required to bifurcate the lease payments between the land and the building. The land portion of the rent is treated as an operating lease. The lease payments were allocated between the land and building based upon their relative fair values. The fair value of the land was determined through a third party appraisal and the fair value of the building was determined based upon total construction costs. The building portion of the lease payment is recast as interest and principal payments on the lease obligation. The building and lease obligation are being amortized to fair value at the end of the lease term, such that if the lease is not extended there will be no gain or loss upon lease termination.

        Net cash provided by financing activities was $4.6 million for 2002. During 2002, we sold $1.9 million of common stock through the exercise of employee stock options. We also sold $2.7 million of common stock through the employee stock purchase plan.

        Although dividends have been paid prior to 2000, we expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any further cash dividends in the foreseeable future. We believe that our current cash position is adequate for our short-term and long-term working capital and capital expenditure needs.

        We maintain a $6.0 million line of credit with Bank of America, which bears interest at the one-month LIBOR rate plus 250 basis points per annum and expires on April 30, 2003, and is in the process of being renewed. As of December 31, 2002, we had no borrowings outstanding under the line of credit. We did have outstanding $2.98 million in letters of credit in lieu of rent deposits.

        Under some of our fixed-price contracts, we receive advance payments for work to be performed in future months. If we do not perform the work, the unearned portion of these advances will be returned to our clients. By December 31, 2002, our accounts receivable turnover rate, net of advance payments on contracts, was approximately four times a year.

        The following summarizes our obligations associated with leases and other commitments at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less Than One Year	One to Three Years	After Three Years
Operating leases	$78,334,031	$6,753,785	$13,084,105	$58,496,141
Capital leases	50,128,813	2,434,216	5,027,978	42,666,619

Total	$128,462,844	$9,188,001	$18,112,083	$101,162,760

        As described above, we have entered into a lease for a build-to-suit facility, which was occupied December 1, 2002, and the lease term will expire December 31, 2018.

Recent Accounting Pronouncements

        In November 2002, the FASB's Emerging Issues Task Force, or EITF, finalized EITF Issue 00-21. "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables are within the scope of other existing higher-level authoritative accounting literature. We have already adopted the provisions of EITF 00-21 and the adoption has not had a material impact on our financial position, results of operations, or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based compensation. We do not presently expect to make such a voluntary change. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-

based employee compensation and the effect of the method used on reported results. These amended disclosure requirements are applicable for financial statements issued for interim periods beginning after December 15, 2002.

        In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34," ("FIN 45") was issued. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to guarantors' accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are applicable to interim or annual periods that end after December 15, 2002, and did not have an impact on the December 31, 2002 financial statements. The provisions for initial recognition and measurement under FIN 45 are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Management believes that the initial recognition and measurement provisions under FIN 45 will not have a material impact on its financial statements.

        On January 17, 2003, the Financial Accounting Standards Board (FASB or the "Board") issued FASB Interpretation No. 46, (FIN 46), Consolidation of Variable Interest Entities. The provisions will be the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements 51 (or other existing authoritative guidance) or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. At this time, the Company does not have any entities that qualify under FIN 46.

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

        Investments in both fixed and floating rate interest earning instruments carry a degree of risk. Fixed securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our company's future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value because of changes in interest rates. A 10% change in interest rates could have approximately a $150,000 impact on our interest income.

        Our investments are made in accordance with an investment policy approved by the Board of Directors. Under this policy no investment securities can have maturities exceeding two years and the average duration of the portfolio cannot exceed 12 months.

Item 8. Financial Statements and Supplementary Data

        The information required by Item 5 of Part II is incorporated herein by reference to the consolidated financial statements and financial statement schedules filed with this report: see Item 15 of Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

PART III

Item 10. Directors and Executive Officers of the Registrant

        The section entitled "Election of Directors" and "Executive Officers" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 21, 2003, sets forth certain information with respect to the directors and executive officers of the Registrant and are incorporated herein by reference.

Item 11. Executive Compensation

        The section entitled "Executive Compensation" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 21, 2003, sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The section entitled "Stock Ownership" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 21, 2003, sets forth information concerning shares of our common stock beneficially owned by management and others and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The section entitled "Certain Relationships and Related Transactions" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 21, 2003, sets forth information concerning certain relationships and transactions with the Company and others and is incorporated herein by reference.

Item 14. Controls and Procedures

        Our management under the supervision of David Karlgaard, our Chief Executive Officer, and Stuart Lloyd, our Chief Financial Officer, performed an evaluation of the design and operation of our disclosure controls and procedures within 90 days of the filing of this report. Based on that evaluation, Messers. Karlgaard and Lloyd concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal control or in factors that could significantly affect internal controls subsequent to this evaluation.

PART IV

        Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
Documents filed as part of the report:

        All Schedules except the one listed above have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements in this filing.

(b)
Exhibits

        The following exhibits are filed or incorporated by reference, as state below:

Exhibit Number	Description
3.1*	Certificate of Incorporation of PEC Solutions, Inc.
3.2*	By-Laws
10.1*	Office Lease Agreement between Building IV Associates L.P. and PEC Solutions, Inc.
10.2*	Amendment No. 1 to Office Lease Agreement between Building IV Associates L.P. and PEC Solutions, Inc.
10.3*	Office Lease Agreement between Building V Associates L.P. and PEC Solutions, Inc.
10.4*	Employment Agreement between PEC Solutions, Inc. and David C. Karlgaard., dated January 1, 2000
10.5*	Employment Agreement between PEC Solutions, Inc. and Paul G. Rice, dated January 1, 2000
10.6*	Employment Agreement between PEC Solutions, Inc. and Alan H. Harbitter, dated January 1, 2000
10.7*	Employment Agreement between PEC Solutions, Inc. and Stuart R. Lloyd, dated December 31, 1998
10.8*	2000 Stock Incentive Plan
10.9*	1995 Nonqualified Stock Option Plan
10.10*	1987 Stock Option Agreement, as amended
10.11*	Nonqualified Executive Supplemental Retirement Program Agreement dated December 1998
10.12*	2000 Employee Stock Option Plan
10.13*	Amended and Restated Loan Agreement between PEC Solutions, Inc. and NationsBank, N.A. (Bank of America)
10.14**	Amendment No. 2 to Office Lease Agreement between Building IV Associates L.P. and PEC Solutions, Inc.
10.15**	Amendment No. 3 to Office Lease Agreement between Building IV Associates L.P. and PEC Solutions, Inc.
10.16**	Office Lease Agreement between Building VI L.C. and PEC Solutions, Inc.
10.17***	First Amendment to Lease Agreement between Building VI L.C. and PEC Solutions, Inc.
10.18***	Second Amendment to Lease Agreement between Building VI L.C. and PEC Solutions, Inc.
10.19***	Operating Agreement between Building VI Investment L.C. and PEC Solutions, Inc.
10.20***	First Amendment to Operating Agreement between Building VI L.C. and PEC Solutions, Inc.
10.21***	Bank of America Financing and Security Agreement

10.22***	Bank of America Promissory Note
10.23***	Bank of America Revolving Note
21.1****	Subsidiaries of PEC Solutions, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350
99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350

*
Incorporated herein by reference to the Company's Registration Statement on Form S-1. No. 333-95331.

**
Incorporated herein by reference to the Company's Annual Report on Form 10K/A filed April 19, 2001.

***
Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed August 13, 2001.

****
Incorporated herein by reference to the Company's Annual Report on Form 10-K filed om March 29, 2002.

(b)
None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEC SOLUTIONS, INC.
By:	/s/ DAVID C. KARLGAARD David C. Karlgaard, Ph. D., President and Chief Executive Officer
Date:	March 28, 2003

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

Name	Title	Date
/s/ DAVID C. KARLGAARD David C. Karlgaard, Ph. D.	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 28, 2003
/s/ STUART R. LLOYD Stuart R. Lloyd	Senior Vice President and Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 28, 2003
/s/ PAUL G. RICE Paul G. Rice	Chief Operating Officer and Director	March 28, 2003
/s/ ALAN H. HARBITTER Alan H. Harbitter, Ph. D.	Chief Technology Officer and Director	March 28, 2003
/s/ FRANK J. CARR Frank J. Carr	Director	March 28, 2003
/s/ R. JERRY GROSSMAN R. Jerry Grossman	Director	March 28, 2003
/s/ ZIMRI C. PUTNEY Zimri C. Putney	Director	March 28, 2003
/s/ JOHN W. MELCHNER John W. Melchner	Director	March 28, 2003
/s/ B. GARY DANDO B. Gary Dando	Director	March 28, 2003

Certifications

I, David C. Karlgaard, certify that:

1.
I have reviewed this annual report on Form 10-K of PEC Solutions, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date")' and

  c)
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures abased on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
  a)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

  b)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003	By:	Name: David C. Karlgaard Title: President, Chief Executive Officer and Chairman (Principal Executive Officer)

I, Stuart R. Lloyd, certify that:

1.
I have reviewed this annual report on Form 10-K of PEC Solutions, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date")' and

  c)
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures abased on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
  a)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

  b)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003	By:	Name: Stuart R. Lloyd Title: Chief Financial Officer, Senior Vice President and Director (Principal Financial and Accounting Officer)

Report of Independent Accountants

To the Board of Directors and Stockholders of
PEC Solutions, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of stockholders' equity and comprehensive income present fairly, in all material respects, the financial position of PEC Solutions, Inc. (the "Company") and subsidiaries at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP

February 11, 2003, except for the last paragraphs of Notes 5 and 16, as to which the date is March 19, 2003
McLean, VA

PEC SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$30,435,765	$21,176,200
Short-term investments	31,105,314	35,551,418
Accounts receivable, net	36,422,720	52,973,589
Other current assets	4,134,309	3,451,936

Total current assets	102,098,108	113,153,143
Property and equipment, net	6,496,610	27,966,613
Investments	13,761,908	26,790,222
Goodwill	12,565,363	16,932,205
Intangibles, net	2,968,981	3,700,033
Other assets	3,816,506	3,748,373

Total assets	$141,707,476	$192,290,589

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,019,709	$8,415,251
Advance payments on contracts	1,289,588	1,070,117
Accrued payroll	7,018,137	6,836,224
Accrued vacation	2,184,926	2,561,626
Other current liabilities	3,958,344	934,312

Total current liabilities	18,470,704	19,817,530

Supplemental retirement program liability	949,087	966,097
Deferred rent	923,378	1,340,793
Long-term lease obligations	2,883,164	22,822,447
Other long-term liabilities	53,613	—

Total long-term liabilities	4,809,242	25,129,337

Total liabilities	23,279,946	44,946,867

Commitments and contingencies
Stockholders' equity:
Undesignated capital stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 26,109,649 and 26,792,565 shares issued and outstanding, respectively	261,096	267,925
Additional paid-in capital	83,581,888	91,071,248
Retained earnings	34,584,761	56,045,643
Accumulated other comprehensive income (loss)	(215)	(41,094)

Total stockholders' equity	118,427,530	147,343,722

Total liabilities and stockholders' equity	$141,707,476	$192,290,589

The accompanying notes are an integral part of these financial statements.

PEC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2000	2001	2002
Revenues	$68,305,025	$109,213,147	$182,184,922

Operating costs and expenses:
Direct costs	37,309,348	60,416,152	107,277,020
General and administrative expenses	17,731,139	24,387,296	33,973,631
Sales and marketing expenses	2,812,888	4,371,083	5,372,359
Goodwill and intangible amortization	240,342	776,973	768,948

Total operating costs and expenses	58,093,717	89,951,504	147,391,958

Operating income	10,211,308	19,261,643	34,792,964
Other income, net	1,914,978	2,153,940	1,244,517

Income before income taxes	12,126,286	21,415,583	36,037,481
Provision for income taxes	4,853,820	8,348,472	13,783,916

Net income	$7,272,466	$13,067,111	$22,253,565

Earnings per share:
Basic	$0.34	$0.54	$0.84

Diluted	$0.30	$0.47	$0.75

The accompanying notes are an integral part of these financial statements.

PEC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net income	$7,272,466	$13,067,111	$22,253,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	717,994	1,077,602	1,675,287
Amortization of goodwill	240,342	720,954	—
Amortization of intangibles	—	56,019	768,948
Write-off of capitalized software	—	—	289,611
Deferred rent	458,852	464,527	417,414
Deferred income taxes	(384,208)	(26,222)	261,690
Loss from investment in building	—	6,265	85,423
Other	(179)	—	1,877
Changes in operating assets and liabilities, excluding those acquired:
Accounts receivable, net	(2,078,436)	(12,477,244)	(16,550,869)
Other current assets	(178,502)	(544,696)	1,267,198
Other assets	(157,047)	(178,954)	(777,155)
Accounts payable and accrued expenses	(21,882)	441,505	4,395,542
Advance payments on contracts	(1,276,675)	(483,903)	(219,470)
Retirement plan contribution payable	1,937	(1,937)	—
Accrued payroll	800,199	1,486,400	(181,913)
Accrued vacation	207,302	523,449	376,700
Other current liabilities	467,984	(763,894)	(1,688,103)
Supplemental retirement program liability	201,427	233,530	202,858
Other long-term liabilities	—	(13,702)	—

Net cash provided by operating activities	6,271,574	3,586,810	12,578,603

Cash flows from investing activities:
Purchases of property and equipment	(1,614,046)	(1,600,368)	(2,869,847)
Purchases of short-term investments	(42,981,312)	(54,728,132)	(71,946,026)
Proceeds from sale of short-term investments	21,979,398	44,639,858	76,311,140
Investment in affiliate	—	(3,000,000)	(1,500,000)
Purchase of subsidiary, net of cash acquired	(1,854,435)	(13,403,772)	—
Purchase of assets	—	—	(5,866,842)
Capitalized software	(157,462)	(679,331)	(215,636)
Purchases of long-term investments	—	(19,809,738)	(13,739,214)
Proceeds from sale of long-term investments	—	9,112,215	2,121,295
Other	(9,949)	3,000	25,909

Net cash used in investing activities	(24,637,806)	(39,466,268)	(26,409,449)

Cash flows from financing activities:
Dividends paid	(413,149)	—	—
Proceeds from the issuance of common stock	28,485,321	52,064,129	4,624,894
Payments on note payable and capital lease obligations	(2,146,280)	(7,743)	(53,613)
Common stock offering costs	(884,785)	(396,673)	—

Net cash provided by financing activities	25,041,107	51,659,713	4,571,281

Net increase (decrease) in cash	6,674,875	15,780,255	(9,259,565)
Cash and cash equivalents at beginning of period	7,980,635	14,655,510	30,435,765

Cash and cash equivalents at end of period	$14,655,510	$30,435,765	$21,176,200

Income taxes paid	$4,762,550	$7,375,475	$12,509,015

Interest paid	$141,525	$4,160	$226,867

Non-cash transactions:
Common stock repurchased and retired in exchange for shares in cashless exercise of stock options	$—	$276,275	$877,523

The accompanying notes are an integral part of these financial statements.

PEC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Retained Earnings
	Shares	Par Value				Total
Balance, December 31, 1999	17,706,372	$177,064	$600,996	$—	$14,504,971	$15,283,031
Issuance of common stock in initial public offering, net of offering costs	3,000,000	30,000	25,590,215	—	—	25,620,215
Issuance of common stock and tax impact on exercise of stock options	1,639,068	16,390	2,501,075	—	—	2,517,465
Comprehensive income:
Net income	—	—	—	—	7,272,466
Unrealized gain on securities, net of taxes	—	—	—	6,345	—
Total comprehensive income						7,278,811

Balance, December 31, 2000	22,345,440	223,454	28,692,286	6,345	21,777,437	50,699,522
Issuance of common stock in secondary stock offering, net of offering costs	3,000,000	30,000	47,913,327	—	—	47,943,327
Issuance of common stock in acquisition of Troy Systems, Inc	103,065	1,031	2,998,985	—	—	3,000,016
Issuance of common stock upon exercise of stock options, including tax benefit	551,244	5,512	3,116,457	—	—	3,121,969
Issuance of common stock through employee stock purchase plan	125,725	1,257	877,163	—	—	878,420
Common stock repurchased and retired	(15,825)	(158)	(16,330)	—	(259,787)	(276,275)
Comprehensive income:
Net income	—	—	—	—	13,067,111
Unrealized loss on securities, net of taxes	—	—	—	(6,560)	—
Total comprehensive income						13,060,551

Balance, December 31, 2001	26,109,649	261,096	83,581,888	(215)	34,584,761	118,427,530
Issuance of common stock upon exercise of stock options, including tax benefit	566,163	5,662	4,858,785	—	—	4,864,447
Issuance of common stock through employee stock purchase plan	143,431	1,434	2,715,148	—	—	2,716,582
Common stock repurchased and retired	(26,678)	(267)	(84,573)	—	(792,683)	(877,523)
Comprehensive income:
Net income	—	—	—	—	22,253,565
Unrealized loss on securities, net of taxes	—	—	—	(41,879)	—
Total comprehensive income						22,212,686

Balance, December 31, 2002	26,792,565	$267,925	$91,071,248	$(41,094)	$56,045,643	$147,343,722

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

        The Company's primary customers are executive agencies and departments of the Federal government, the Federal Judiciary, and prime contractors to the United States government. Two of these customers accounted for 29% of the Company's revenue during 2002. For 2000, the Company's contracts and subcontracts were time and materials contracts (66%), fixed-price contracts (22%), and cost reimbursable contracts (12%). For 2001, these contracts and subcontracts were time and materials contracts (71%), fixed-priced contracts (13%), and cost-reimbursable contracts (16%). For 2002, these contracts and subcontracts were time and materials contracts (62%), fixed-priced contracts (21%), and cost-reimbursable contracts (17%).

Principles of Consolidation

        The consolidated financial statements include all majority-owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. The financial statements prior to 2002 consolidated the Company's wholly owned subsidiaries Troy Systems, Inc. and Viking Technology, Inc. which were dissolved at the end of 2001 and their operations were combined with other operations of the Company.

Revenue Recognition

        The Company's revenue is derived primarily from contracts with the Federal government. Revenues on time and materials contracts are recognized based on actual hours delivered at the contracted billable hourly rate plus the cost of materials incurred. Revenues on fixed-price contracts are recognized using the percentage-of-completion method based on costs incurred in relation to total estimated costs. Revenue on cost-type contracts is recognized to the extent of costs incurred plus a proportionate amount of fee earned. The fees under certain government contracts may be increased or decreased in accordance with cost or performance incentive provisions that measure actual performance against established targets or other criteria. Such incentive fee awards or penalties are included in revenue at the time the amounts can be reasonably determined. In certain circumstances, revenues are recognized when contract amendments have not been finalized. Provisions for anticipated contract losses are recognized at the time they become known.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and in banks. The Company also considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2001 and 2002, cash equivalents included money market funds of approximately $5,593,048 and $4,633,903, respectively, and commercial paper, United States Treasuries bills and municipal bonds of approximately $13,496,454 and $0, respectively.

Concentration of Credit Risk

        At times during the year, the Company maintains cash balances at financial institutions in excess of Federal Deposit Insurance Corporation (FDIC) limits. Management believes the risk in these situations to be minimal. In addition, the Company had cash balances of $5,593,048 and $4,633,903 held in money market funds at local financial institutions as of December 31, 2001 and 2002, respectively. The Company also held commercial paper, United States Treasury bills and municipal bonds in the amount of $55,619,459 and $57,887,857 as of December 31, 2001 and 2002, respectively. These funds are not insured by the FDIC.

Marketable Securities

        The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's marketable securities are categorized as available-for-sale and stated at fair value.

Property and Equipment

        Property, plant and equipment are stated at cost. Major improvements are capitalized while expenditures for maintenance, repairs and minor improvements are charged to expense. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income. Depreciation expense is determined using the straight-line method based on the following useful lives:

Buildings	40 years
Non-structural land improvements	15 years
Property and equipment	3 to 5 years
Leasehold improvements	Shorter of estimated useful life or lease term

        Emerging Issues Task Force (EITF) Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased when construction of the asset is completed. EITF Issue 97-10 requires the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period. Due to the fact that the Company was considered the owner of the building during the construction period, then effectively a sale and leaseback of the building occurs when construction is complete and the lease term begins. As a result of the Company's continued involvement in the LLC, the Company fails the sale-leaseback criteria of FAS 98, Accounting for Leases, and the building, and offsetting long-term lease obligation, must remain on the books. The building and lease obligation are being amortized to fair value at the end of the lease term, such that if the lease is not extended there will be no gain or loss upon lease termination.

Long-lived Assets

        The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on its most recent analysis, the Company believes that there was no impairment of its long-lived assets as of December 31, 2002.

Goodwill and Intangibles

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinationsand No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives but with no maximum life. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002.

Software Research and Development Costs

        The Company capitalizes research and development costs for marketable software incurred from the time the product is determined to be technologically feasible until it is available for sale. It has also acquired marketable software, which it has capitalized. Acquired software and software development costs are amortized and recorded as direct costs using the straight-line method over a period not to exceed three years. As of December 31, 2002, $1,791,983 was capitalized with an accumulated amortization balance of $942,294 and is included in other assets. Amortization expense of $68,281, $212,441, and $363,945 was recorded during 2000, 2001 and 2002 respectively. During 2002, the Company wrote-off $289,611 of capitalized research and development costs.

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

Stock-based Compensation

        The Company has a Stock Option and Incentive Plan, which is described more fully in Note 8. FAS No. 123, "Accounting for Stock-Based Compensation," as amended by FAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123," requires companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issues to Employees" and related Interpretations ("APB 25"), and provide pro forma net income and earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in FAS No. 123 had been applied.

        The Company uses the Black-Scholes option-pricing model to determine the pro forma impact under SFAS No. 123 to the Company's net income and earnings per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the fair value of stock options granted.

This information and the assumptions used for 2002, 2001 and 2000 for the Company's stock option and stock purchase plans are summarized as follows:

	Stock Option Plan			Stock Purchase Plan
	2000	2001	2002	2000	2001	2002
Volatility	20%	57.31%	48.84%	20%	57.31%	48.84%
Risk-free interest rate	5.17%	5.18%	3.83%	5.00%	1.73%	1.23%
Dividend yield	0%	0%	0%	0%	0%	0%
Expected lives	10 years	10 years	10 years	0.7 years	0.5 years	0.5 years
Weighted average fair value per share at grant date	$4.09	$5.95	$13.42	$1.28	$1.93	$2.69

        The Company continues to apply the provisions of APB 25 and provide the pro forma disclosures in accordance with the provisions of FAS Nos. 123 and 148. Under APB 25, the Company has not recorded in net income any stock-based employee compensation cost associated with the Company's stock option plan, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan:

	Years Ended December 31,
	2000	2001	2002
Net income, as reported	$7,272,466	$13,067,111	$22,253,565
Pro forma compensation expense, net of tax	(1,102,213)	(1,372,628)	(3,374,880)

Pro forma net income	$6,170,253	$11,694,483	$18,878,685

Net income (loss) per share:
Basic—as reported	$0.34	$0.54	$0.84
Basic—pro forma	$0.29	$0.48	$0.72
Diluted—as reported	$0.30	$0.47	$0.75
Diluted—pro forma	$0.26	$0.42	$0.64

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

Reclassifications

        Certain reclassifications have been made to the prior-period financial statements in order to conform to the 2002 presentation.

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

3.    Acquisitions

        On August 28, 2000, the Company acquired all of the outstanding capital stock of Viking Technology, Inc. (Viking) for $2 million cash plus the assumption of debt in a business combination accounted for as a purchase. The results of Viking's operations have been included in the consolidated financial statements since that date. Effective January 1, 2002, Viking was fully integrated into the Company and no longer is a wholly owned subsidiary and its results are incorporated in the Company's financial statements. Viking is a provider of integrated software and advanced technology solutions for state and local law enforcement, fire and emergency medical service agencies. Assets acquired were $2.6 million and liabilities assumed were $4.2 million. The excess of the purchase price over the fair value of the net liabilities assumed was approximately $3.6 million, which was recorded as goodwill.

        On November 20, 2001, the Company acquired all of the outstanding common shares of Troy Systems, Inc. (Troy). The results of Troy's operations have been included in the consolidated financial statements since that date. Effective January 1, 2002, Troy was fully integrated into the Company and no longer is a wholly owned subsidiary and its results are incorporated in the Company's financial statements. Troy derives revenue from system development, networking, engineering, integration services, and information systems security and its primary customer is the federal government. Troy's depth of experience in the defense and health care IT sectors represents an important set of new vertical markets for the Company and has significantly broadened its client base. The aggregate purchase price was $18.6 million, including acquisition costs of $0.3 million, consisting of $15.3 million of cash and common stock valued at $3.0 million (103,065 shares). The number of shares was determined using the average closing price of the stock for the five trading days immediately prior to the acquisition.

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

        On June 14, 2002, the Company acquired the contracts and employees of Vector Research Inc., ("Vector") for $5.7 million cash plus the assumption of $0.1 million in accrued liabilities. The excess of purchase price over fair value of the nest assets was approximately $4.3 million. Vector was fully integrated into the Company and its results are incorporated in the Company's financial statements. Vector was a provider of technology development and engineering services to the federal government. The aggregate purchase price was $5.8 million. Proforma results of operations of the Company would not have been materially different assuming the acquisition of Vector occurred on January 1, 2001.

4.    Goodwill and Intangibles

        The Company recorded goodwill related to its acquisitions of Viking, Troy and Vector. Prior to January 1, 2002, the Company amortized goodwill related to the Viking purchase on a straight-line basis over its estimated useful life of 5 years. Goodwill at December 31, 2001 was net of accumulated amortization of $961,296.

        The Company also recognized goodwill pursuant to its acquisitions of Troy in November 2001 and Vector in June 2002. These acquisitions have been accounted for as purchases pursuant to the guidance Statement of Financial Accounting Standards No. 141 (FAS 141), Business Combinations. Therefore, goodwill of $9.9 million and $4.3 million, respectively, are not being amortized and will be evaluated on an annual basis for impairment.

        The changes in the carrying amount of goodwill for the year ended December 31, 2002 is as follows (in millions):

Balance as of December 31, 2001	$12.6
Goodwill acquired during the year	4.3

Balance as of December 31, 2002	$16.9

        Upon the adoption of FAS 142, the Company discontinued the amortization of goodwill. The following table presents a reconciliation of net income and earnings per share adjusted for the exclusion of goodwill:

	Years Ended December 31,
	2000	2001
	(dollars in thousands, except per share)
Reported net income	$7,272	$13,067
Add: Goodwill amortization, net of tax	144	440

Adjusted net income	$7,416	$13,507

Reported basic earnings per share	$0.34	$0.54
Add: Goodwill amortization, net of tax	0.01	0.02

Adjusted basic earnings per share	$0.35	$0.56

Reported diluted earnings per share	$0.30	$0.47
Add: Goodwill amortization, net of tax	0.01	0.02

Adjusted diluted earnings per share	$0.31	$0.49

        The Company only has one reporting unit. Nonamortizable intangible assets at December 31, 2002, consist only of goodwill of $16,932,205. The Company's amortizable intangible assets include customer contracts and related relationships purchased in the acquisition of Troy Systems, Inc. (Troy) on November 20, 2001 and Vector Research, Inc. on June 14, 2002. The intangibles related to the Troy acquisition totaled $3,025,000 and are amortized on a straight-line basis over a 4.5-year period. The intangibles on the Vector purchase totaled $1,500,000 and are being amortized on a straight-line basis over an 8.4 year period. Total accumulated amortization as of December 31, 2001 and 2002 was $56,019 and $824,967, respectively.

        Amortization expense related to intangibles was $0, $56,019 and $768,948 for the years ended December 31, 2000, 2001 and 2002, respectively. Intangibles are amortized on a straight-line basis.

Estimated amortization expense for each of the five succeeding calendar years based on the intangible assets as of December 31, 2002 is as follows in thousands:

Year ending December 31,	Amount
2003	$851
2004	851
2005	851
2006	458
2007	179

5.    Accounts Receivable

        Accounts receivable consisted of the following as of:

	December 31,
	2001	2002
Billed accounts receivable	$33,335,746	$45,411,428
Unbilled accounts receivable:
Amounts currently billable	3,435,643	5,855,777
Revenues recorded in excess of contract value or funding	1,265,665	3,098,543
Progress payments	(1,289,588)	(1,070,117)

	36,747,466	53,295,631
Allowance for doubtful accounts	(324,746)	(322,042)

Accounts receivable, net	$36,422,720	$52,973,589

        Unbilled accounts receivable currently billable consist of recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients as of the balance sheet date. Revenues recorded in excess of contract value or funding are billable upon receipt of contractual amendments. Management anticipates the collection of these amounts within 90 days of the balance sheet date. Payments to the Company on contracts with agencies and departments of the Federal government are subject to adjustment upon audit by the Federal government. All years subsequent to 1998 are subject to audit. Management believes that audit adjustments, if any, on periods not yet audited, will not have a material effect on the financial statements.

        During 2001 the Company had two customers that each accounted for more than 10% of revenue. For the year ended December 31, 2001, revenue from EDS (Navy Marine Corps Intranet) was $27.3 million, and from the Special Project Division of the Drug Enforcement Agency was $12.4 million and, as of December 31, 2001, each had $7.3 million and $1.7 million of accounts receivable, respectively.

        During 2002 the Company had two customers that each accounted for more than 10% of revenue. For the year ended EDS (Navy Marine Corps Intranet) accounted for 16%, or $29.3 million, and our biometric identification system through a subcontract with an undisclosed federal agency (non-releasable per contract restrictions) accounted for 13%, or $23.7 million. At December 31, 2002, there was $3.5 million due from EDS and $15.6 million due from our biometric identification system subcontract. Subsequent to December 31, 2002 we received a payment of approximately $10 million of the $15.6 million accounts receivable. We are currently in discussions with the prime contractor in regard to the collection of the balance of the receivable. The prime contractor has indicated that they would like to reduce the amount due to us by $3.7 million, but we believe there is no basis for a reduction and expect to receive full payment.

6.    Property and Equipment

        Property and equipment consisted of the following as of:

	December 31,
	2001	2002
Leasehold improvements	$1,259,984	$937,273
Property and equipment	5,276,652	6,922,691
Software	508,854	933,971
Construction-in-process	2,883,164	—
Building	—	23,001,600

	9,928,654	31,795,535
Less: accumulated depreciation	(3,432,044)	(3,828,922)

	$6,496,610	$27,966,613

        Depreciation expense was $649,713, $865,158 and $1,288,042 for the years ended December 31, 2000, 2001 and 2002, respectively.

7.    Investments

        The Company has an ownership interest in an unconsolidated and affiliated company that owns an office building that the Company leases. The Company's net investments in and advances to this entity totaled $1.5 million and $4.4 million at December 31, 2001 and 2002, respectively, which is included in Investments on the Consolidated Balance Sheet. Summarized financial information for this entity as of December 31, was as follows (in thousands):

	2001	2002
Current assets	$492	$1,244
Non-current assets	8,239	29,431
Current liabilities	875	717
Non-current liabilities	—	20,500
Gross revenue	—	275
Net loss	(19)	(178)

        The Company has applied equity accounting to its interest in the LLC. The accounting records of the LLC are consistent with the accounting of the Company. The Company recorded equity losses of approximately $85,000 for the year ended December 31, 2002, which is included in Other income, net.

        The Company also invests in marketable securities classified as available for sale. As of December 31, 2002, the aggregate fair market value of those securities was $58.1 million. Total gains included in other comprehensive income (loss) for 2002 were $85,622 and total losses were $36,225. Proceeds from sales of securities during 2002 were $78.4 million with realized gains of $26,351 and losses of $23,175. The Company recognizes gains and losses on the sale of securities using the specific identity method of accounting.

8.    Line of Credit

        The Company has a loan agreement with Bank of America which provides for a line of credit with a limit of $6,000,000 at the one-month LIBOR Rate plus 250 basis points per annum (4.4% and 3.9% as of December 31, 2001 and 2002, respectively). The line is collateralized by the assets of the Company. As of December 31, 2001, and 2002 there were no balances outstanding. The bank has issued Letters of Credit in the amount of $2,982,009 against the line of credit in lieu of rent deposits as of December 31, 2002. The agreement expires April 30, 2003 and is in the process of being renewed.

9.    Other current liabilities

        Other liabilities consisted of the following:

	December 31,
	2001	2002
Employee stock purchase plan	$601,128	$8,430
Amounts due related to Troy acquisition	2,582,512	—
Amounts due related to Vector acquisition	—	164,070
Other	774,704	761,812

	$3,958,344	$934,312

10.  Stock Option Plans

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

        In January 2000, the Company established a stock plan (the 2000 Plan), which includes both incentive and non-qualified stock options. Under the 2000 Plan, options to purchase 1,500,000 shares of common stock are available for 2000. Beginning in 2001, the number of options eligible for grant in each year will be equal to the sum of 6.25% of the number of outstanding shares on January 1 of that year, plus the number of shares eligible for grant in the prior year that were not granted. No more than 15,000,000 options may be granted during the 10-year term of the 2000 Plan. Each stock option granted pursuant to the 2000 Plan has a ten-year term and a two-year vesting period for incentive options and various vesting periods for non-qualified options ranging from immediate vesting to vesting in two years.

        In January 2000, the Company established an employee stock purchase plan (the Purchase Plan). Under the Purchase Plan, employees, through payroll deductions, are granted options to purchase shares of common stock at a price no less than 85% of the fair market value of the common stock on the first or last trading day of each six month option period or the date the shares of common stock are purchased. There are 2,000,000 shares of common stock available for purchase under the Purchase Plan. On January 4, 2002, a total of 35,132 shares were issued under the plan at prices ranging from $14.08 to $18.05 per share. On July 2, 2002, a total of 56,937 shares were issued under the plan at a price of $19.71 per share. On December 31, 2002, a total of 51,362 shares were issued under the plan at prices ranging from $18.82 to $19.54 per share.

        The following table summarizes the Company's activity for all of its stock option awards granted under the Plans and the 2000 Plan:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price
Balance, December 31, 1999	5,668,890	$0.63- 3.18	$1.76
Granted	647,793	6.94-12.00	8.91
Exercised	(1,639,068)	0.78- 1.68	1.21
Canceled	(101,760)	1.10-12.00	6.10

Balance, December 31, 2000	4,575,855	0.63-12.00	2.87
Granted	359,653	7.50-22.10	8.23
Exercised	(551,089)	0.78- 7.50	2.34
Canceled	(38,838)	1.10-12.00	8.22

Balance, December 31, 2001	4,345,581	0.63-22.10	3.34
Granted	1,126,729	18.01-37.61	20.92
Exercised	(566,163)	1.68-37.61	4.93
Canceled	(60,836)	1.68-37.61	23.36

Balance, December 31, 2002	4,845,311	$0.63-37.61	$6.99

        The following table summarizes additional information about stock options outstanding as of December 31, 2002:

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life (years)
Range of Exercise Prices	Number of Options		Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.63 to $0.86	450,246	2.88	$0.83	450,246	$0.83
$1.21	951,564	4.00	1.21	951,564	1.21
$1.69 to $2.06	696,978	4.72	1.87	696,978	1.87
$2.84 to $3.12	1,004,700	5.02	3.10	1,004,700	3.10
$6.94 to $23.30	1,600,202	8.78	14.24	367,764	9.04
$23.39 to $37.61	141,621	9.09	36.15	16,967	34.32

	4,845,311	5.94	$6.99	3,488,219	$2.82

11.  Basic Earnings Per Share and Diluted Earnings Per Share

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

        Basic and diluted earnings per share for 2000, 2001, and 2002, were determined as follows:

	Year Ended December 31, 2000
	Net Income	Shares	Per Share
Basic EPS	$7,272,466	21,112,760	$0.34
Effect of dilutive options	—	2,784,215	(0.04)

Diluted EPS	$7,272,466	23,896,975	$0.30

	Year Ended December 31, 2001
	Net Income	Shares	Per Share
Basic EPS	$13,067,111	24,257,564	$0.54
Effect of dilutive options	—	3,724,486	(0.07)

Diluted EPS	$13,067,111	27,982,050	$0.47

	Year Ended December 31, 2002
	Net Income	Shares	Per Share
Basic EPS	$22,253,565	26,381,131	$0.84
Effect of dilutive options	—	3,113,089	(0.09)

Diluted EPS	$22,253,565	29,494,220	$0.75

        For the years ended December 31, 2000 and 2002, 168,898 and 138,316 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

12.  Employee Benefit Plan

        During 1985, the Company established a qualified profit sharing plan in accordance with Section 401(k) of the Internal Revenue Service Code. Under the plan, the Company makes contributions out of profits of the Company based on an amount determined at the discretion of the Board of Directors. All employees, except interns and leased employees, are eligible to participate in the plan. Eligibility is restricted for new employees, who are not permitted to participate until the first day of the first calendar quarter following date of hire. The Company contributed $1.7 million, $2.7 million and $4.1 million for 2000, 2001 and 2002, respectively.

13.  Supplemental Retirement Program

        In December 1998, the Company adopted a funded Executive Supplemental Retirement Program for a select group of management or highly compensated employees. The program allows these employees to defer a portion of their salary and bonus. The Company has the option of adding additional amounts of deferred compensation at its sole discretion. The Company contributions are vested after five years. Employee deferrals were $72,163, $87,045 and $109,029 in 2000, 2001 and 2002, respectively. The Company contributed $112,663, $146,639 and $164,083 to the program in 2000, 2001 and 2002, respectively.

14.  Dividends

        The Company declared dividends in the amount of $413,149 for 1999, which were paid in 2000, but did not declare any dividends for 2000, 2001 and 2002. The Company expects to retain future earnings, if any, for use in the operation and expansion of the business and does not anticipate paying any further cash dividends in the foreseeable future.

15.  Income Taxes

        The provision for income taxes consisted of the following:

	Years Ended December 31,
	2000	2001	2002
Current:
Federal	$4,270,065	$7,109,964	$11,167,205
State	826,929	1,300,217	2,231,229

Total current	5,096,994	8,410,181	13,398,434

Deferred:
Federal	(204,111)	(55,314)	344,882
State	(39,063)	(6,395)	40,599

Total deferred	(243,174)	(61,709)	385,481

Provision for income taxes	$4,853,820	$8,348,472	$13,783,915

        Deferred tax assets were comprised of the following:

	Years Ended December 31,
	2000	2001	2002
Deferred tax assets (liabilities):
Accrued vacation	$354,531	$566,659	$640,924
Allowance for doubtful accounts	70,227	69,456	2,593
Property and equipment	(3,619)	(369,547)	(766,167)
Capital loss carryforward	8,021	8,021	7,948
Deferred rent	180,539	360,547	524,532
Net operating loss carryforward from acquired company (expiring beginning in 2012)	876,761	857,607	755,112
Deferred compensation	202,045	253,414	370,085
Investment in building partnership	—	—	(186,794)
Other	(4,057)	—	12,441

Total deferred tax assets, net	$1,684,448	$1,746,157	$1,360,674

        A reconciliation between the Company's statutory tax rate and the effective tax rate is as follows:

	Years Ended December 31,
	2000	2001	2002
Statutory federal rate	35%	35%	35%
State income taxes, net of federal benefits	5%	4%	4%
Federal tax-exempt interest income	—	—	(1%)

Effective tax rate	40%	39%	38%

16.  Commitments and Contingencies

        During 2001, the Company negotiated an equity position in a limited liability corporation (the LLC) that constructed a build-to-suit office building. The Company has contributed cash of $4,500,000 to the LLC and has a 48% ownership interest in the LLC. The Company also entered into a sixteen-year lease agreement for the building that began on December 1, 2002 and will be the primary occupant.

        Due to the equity involvement in LLC, the Company was considered to be the owner (for accounting purposes) of the property during the construction period in accordance with Emerging Issues Task Force (EITF) Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction. This is the case even though the Company is not obligated to guarantee the non-recourse mortgage obligation, nor was it involved in the management of the LLC. Accordingly, through December 1, 2002, the Company recorded total construction costs of $23.0 million with an offsetting long-term lease obligation.    Due to the fact that the Company was considered the owner of the building during the construction period, then effectively a sale and leaseback of the building occurs when construction is complete and the lease term begins. As a result of the Company's continued involvement in the LLC, the Company is unable to use sale-leaseback accounting under FAS 98, Accounting for Leases, and the building, and offsetting long-term lease obligation, must remain on the Company's financial records.

        EITF 97-10 specifically excludes land acquisition costs from total project costs; therefore, the value of the land was not recorded on PEC's accounting records during the construction phase. Therefore, for consistency, the land is also excluded from the failed sales-leaseback and will require that the lease payments be bifurcated between the land and the building. The land portion of the rent is treated as an operating lease. The lease payments were allocated between the land and building based upon their relative fair values. The fair value of the land was determined through a third party appraisal and the fair value of the building was determined based upon total construction costs. The building portion of the lease payment is recast as interest and principal payments on the lease obligation. The building and lease obligation are being amortized to fair value at the end of the lease term, such that if the lease is not extended there will be no gain or loss upon lease termination.

        The future minimum lease payments under operating leases includes the land portion of the rent associated with the building, while the remaining balance of the lease payments, and the associated interest, have been included in the capital lease payment table. For purposes of the capital lease payments, payments through December 31, 2018 have been included, at which time the depreciated value of the building and the remaining long-term lease obligation will be equivalent.

        The Company leases office facilities and equipment under noncancelable capital lease agreements, which expire in various years through 2018. The economic substance of such transactions is that the Company is acquiring assets using lease financing. The future minimum lease payments under capital leases as of December 31, 2002, are as follows:

Years Ended December 31,
2003	$2,434,216
2004	2,470,751
2005	2,557,227
2006	2,646,730
2007	2,739,365
Thereafter through December 31, 2018	37,280,524

Total minimum lease payments	50,128,813
Less: amount representing interest	(38,534,382)

Present value of net minimum lease payments	11,594,431
Less: current portion	(46,641)
Residual value	11,274,657

Long-term portion	$22,822,447

        At December 31, 2002, building, leasehold improvements and equipment under capital leases of $23,130,956, net of accumulated depreciation of $140,912, is included with property and equipment.

        The Company leases office facilities and equipment under noncancelable operating agreements, which expire in various years through 2018. Future minimum lease payments under operating that have noncancelable lease terms in excess of one year as of December 31, 2002 are as follows:

Years Ended December 31,
2003	$6,753,785
2004	6,577,702
2005	6,506,403
2006	6,459,931
2007	5,664,920
Thereafter	46,371,290

$78,334,031

        The total rental expense under operating leases was $4,267,350, $5,615,636 and $7,389,678 for the years ended December 31, 2000, 2001 and 2002, respectively.

        The Company subleases space in one of its facilities. Sublease rental income was $182,745, $315,658 and $324,736 for the years ended December 31, 2000, 2001 and 2002, respectively.

        In the ordinary course of business, the Company may be party to various legal proceedings. In the opinion of management, the Company's liability, if any, in all pending litigation or other legal proceedings will not have a material effect upon the financial condition, results of operations or liquidity of the Company.

        On March 18, 2003, a purported class action complaint was filed against the Company and certain of its officers in the United States District Court for the Eastern District of Virginia. The complaint alleges that between October 22, 2002 and March 14, 2003, the defendants made, or were aware of, false and misleading statements which had the effect of inflating the market price of our stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint does not specify the amount of damages sought. The Company believes that the plaintiffs' claims are without merit and it intends to defend the case vigorously.

17.  Recent Accounting Pronouncements

        In November 2002, the FASB's Emerging Issues Task Force, or EITF, finalized EITF Issue 00-21. "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables are within the scope of other existing higher-level authoritative accounting literature. The Company must adopt the provisions of EITF 00-21 for new contracts entered into on or after July 1, 2003. The Company has already adopted the provisions of EITF 00-21 and the adoption has not had a material impact on the Company's financial position, results of operations, or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based compensation. The Company does not presently expect to make such a voluntary change. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. These amended disclosure requirements are applicable for financial statements issued for interim periods beginning after December 15, 2002.

        In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34," ("FIN 45") was issued. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to guarantors' accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are applicable to interim or annual periods that end after December 15, 2002, and did not have an impact on the December 31, 2002 financial statements. The provisions for initial recognition and measurement under FIN 45 are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Management believes that the initial recognition and measurement provisions under FIN 45 will not have a material impact on its financial statements.

        On January 17, 2003, the Financial Accounting Standards Board (FASB or the "Board") issued FASB Interpretation No. 46, (FIN 46), Consolidation of Variable Interest Entities. The provisions will be the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements 51 (or other existing authoritative guidance) or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. At this time, the Company does not have any entities that qualify under FIN 46.

18.  Unaudited Selected Quarterly Financial Information

2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenues	$21,920	$27,134	$28,833	$31,326

Operating income	$3,680	$5,834	$5,496	$4,252

Net income	$2,439	$3,690	$3,712	$3,226

Earnings per share:
Basic	$0.11	$0.16	$0.14	$0.12

Diluted	$0.10	$0.14	$0.13	$0.11

Weighted average shares used in computing earnings per share:
Basic	22,472	22,658	25,840	25,990

Diluted	25,536	26,386	29,610	29,785

2002
Revenues	$38,231	$42,761	$52,844	$48,349

Operating income	$6,135	$7,485	$11,941	$9,232

Net income	$4,046	$4,845	$7,402	$5,961

Earnings per share:
Basic	$0.15	$0.18	$0.28	$0.22

Diluted	$0.14	$0.16	$0.25	$0.20

Weighted average shares used in computing earnings per share:
Basic	26,166	26,261	26,463	26,629

Diluted	29,879	29,787	29,566	30,251

Report of Independent Accountants on
Financial Statement Schedule

To the Board of Directors and Stockholders of
PEC Solutions, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 11, 2003, except for the last paragraphs of Notes 5 and 16, as to which the date is March 19, 2003, appearing in this Annual Report on Form 10-K, also included an audit of the financial statement schedule appearing on page S-2. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Pricewaterhouse Coopers LLP

McLean, Virginia
February 11, 2003

S-1

PEC Solutions, Inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	COLUMN B	COLUMN C ADDITIONS			COLUMN D		COLUMN E
DESCRIPTION	BALANCE AT START OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED/ CREDITED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF PERIOD
YEAR ENDED DECEMBER 31, 2000
Allowance for doubtful accounts	$193,024	$—	$—		$15,145	(1)	$177,879

YEAR ENDED DECEMBER 31, 2001
Allowance for doubtful accounts	$177,879	$—	$146,867	(2)	$—		$324,746

YEAR ENDED DECEMBER 31, 2002
Allowance for doubtful accounts	$324,746	$—	$—		$2,704	(1)	$322,042

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
  Item 14. Controls and Procedures
PART IV
SIGNATURES
POWER OF ATTORNEY
Certifications
Report of Independent Accountants
PEC SOLUTIONS, INC. CONSOLIDATED BALANCE SHEETS
PEC SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF INCOME
PEC SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
PEC SOLUTIONS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
PEC SOLUTIONS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Accountants on Financial Statement Schedule
PEC Solutions, Inc. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS