Form 10-K/A
period 2002-12-31
PEC SOLUTIONS INC
filed 2003-03-31
CIK 1103013

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

        This form 10K/A is being filed for the sole purpose of filing the signatures to the certifications of the Chief Executive Officer and the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act. In addition, it includes the signature on the Auditors Consent Form Exhibit 23.1. The signatures were inadvertently omitted from the Company's 10K previously filed with the Securities and Exchange Commission on March 28, 2003.

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

QuickLinks

Certifications