Form 10-K/A
period 2002-12-31
PEC SOLUTIONS INC
filed 2003-04-17
CIK 1103013

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

        The aggregate market value of voting stock held by non-affiliates of the registrant was $270,269,975 based upon the closing price on the Nasdaq National Market on the last business day of the registrant's most recently completed second fiscal quarter (June 28, 2002).

        Number of shares of Common Stock outstanding as of April 17, 2003 was: 27,043,423 shares.

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

Item 3. Legal Proceedings

        On and after March 18, 2003, purported class action complaints were filed against us and certain of our officers in the United States District Court for the Eastern District of Virginia. The complaints allege that between October 22, 2002 and March 14, 2003, the defendants made, or were aware of, false and misleading statements which had the effect of inflating the market price of our stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints do not specify the amount of damages sought. We believe that the plaintiffs' claims are without merit and we intend to defend the cases vigorously.

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

PEC SOLUTIONS, INC.
By:	/s/ DAVID C. KARLGAARD David C. Karlgaard, Ph. D., President and Chief Executive Officer
Date:	April 17, 2003

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

Name	Title	Date
/s/ DAVID C. KARLGAARD David C. Karlgaard, Ph. D.	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	April 17, 2003
/s/ STUART R. LLOYD Stuart R. Lloyd	Senior Vice President and Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 17, 2003
/s/ PAUL G. RICE Paul G. Rice	Chief Operating Officer and Director	April 17, 2003
/s/ ALAN H. HARBITTER Alan H. Harbitter, Ph. D.	Chief Technology Officer and Director	April 17, 2003
/s/ FRANK J. CARR Frank J. Carr	Director	April 17, 2003
/s/ R. JERRY GROSSMAN R. Jerry Grossman	Director	April 17, 2003
/s/ ZIMRI C. PUTNEY Zimri C. Putney	Director	April 17, 2003
/s/ JOHN W. MELCHNER John W. Melchner	Director	April 17, 2003
/s/ B. GARY DANDO B. Gary Dando	Director	April 17, 2003

Certifications

I, David C. Karlgaard, certify that:

1.
I have reviewed this annual report on Form 10-K/A of PEC Solutions, Inc.;

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

April 17, 2003	By:	/s/ DAVID C. KARLGAARD Name: David C. Karlgaard Title: President, Chief Executive Officer and Chairman (Principal Executive Officer)

I, Stuart R. Lloyd, certify that:

1.
I have reviewed this annual report on Form 10-K/A of PEC Solutions, Inc.;

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

April 17, 2003	By:	/s/ STUART R. LLOYD Name: Stuart R. Lloyd Title: Chief Financial Officer, Senior Vice President and Director (Principal Financial and Accounting Officer)

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

PEC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net income	$7,272,466	$13,067,111	$22,253,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	717,994	1,077,602	1,675,287
Amortization of goodwill	240,342	720,954	—
Amortization of intangibles	—	56,019	768,948
Write-off of capitalized software	—	—	289,611
Deferred rent	458,852	464,527	417,414
Deferred income taxes	(384,208)	(26,222)	261,690
Loss from investment in building	—	6,265	85,423
Other	(179)	—	1,877
Changes in operating assets and liabilities, excluding those acquired:
Accounts receivable, net	(2,078,436)	(12,477,244)	(16,550,869)
Other current assets	(178,502)	(544,696)	1,267,198
Other assets	(157,047)	(178,954)	(777,155)
Accounts payable and accrued expenses	(21,882)	441,505	4,395,542
Advance payments on contracts	(1,276,675)	(483,903)	(219,470)
Retirement plan contribution payable	1,937	(1,937)	—
Accrued payroll	800,199	1,486,400	(181,913)
Accrued vacation	207,302	523,449	376,700
Other current liabilities	467,984	(763,894)	(1,688,103)
Supplemental retirement program liability	201,427	233,530	202,858
Other long-term liabilities	—	(13,702)	—

Net cash provided by operating activities	6,271,574	3,586,810	12,578,603

Cash flows from investing activities:
Purchases of property and equipment	(1,614,046)	(1,600,368)	(2,869,847)
Purchases of short-term investments	(42,981,312)	(54,728,132)	(71,946,026)
Proceeds from sale of short-term investments	21,979,398	44,639,858	67,580,912
Investment in affiliate	—	(3,000,000)	(1,500,000)
Purchase of subsidiary, net of cash acquired	(1,854,435)	(13,403,772)	—
Purchase of assets	—	—	(5,866,842)
Capitalized software	(157,462)	(679,331)	(215,636)
Purchases of long-term investments	—	(19,809,738)	(13,739,214)
Proceeds from sale of long-term investments	—	9,112,215	2,121,295
Other	(9,949)	3,000	25,909

Net cash used in investing activities	(24,637,806)	(39,466,268)	(26,409,449)

Cash flows from financing activities:
Dividends paid	(413,149)	—	—
Proceeds from the issuance of common stock	28,485,321	52,064,129	4,624,894
Payments on note payable and capital lease obligations	(2,146,280)	(7,743)	(53,613)
Common stock offering costs	(884,785)	(396,673)	—

Net cash provided by financing activities	25,041,107	51,659,713	4,571,281

Net increase (decrease) in cash	6,674,875	15,780,255	(9,259,565)
Cash and cash equivalents at beginning of period	7,980,635	14,655,510	30,435,765

Cash and cash equivalents at end of period	$14,655,510	$30,435,765	$21,176,200

Income taxes paid	$4,762,550	$7,375,475	$12,509,015

Interest paid	$141,525	$4,160	$226,867

Non-cash transactions:
Common stock repurchased and retired in exchange for shares in cashless exercise of stock options	$—	$276,275	$877,523

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

        The Company also invests in marketable securities classified as available for sale. As of December 31, 2002, the aggregate fair market value of those securities was $58.1 million. Total gains included in other comprehensive income (loss) for 2002 were $85,622 and total losses were $36,225. Proceeds from sales of securities during 2002 were $69.7 million with realized gains of $26,351 and losses of $23,175. The Company recognizes gains and losses on the sale of securities using the specific identity method of accounting.

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

        In January 2000, the Company established a stock plan (the 2000 Plan), which includes both incentive and non-qualified stock options. Under the 2000 Plan, options to purchase 1,500,000 shares of common stock are available for 2000. Beginning in 2001, the number of options eligible for grant in each year will be equal to the sum of 6.25% of the number of outstanding shares on January 1 of that year, plus the number of shares eligible for grant in the prior year that were not granted. No more than 15,000,000 options may be granted during the 10-year term of the 2000 Plan. Each stock option granted pursuant to the 2000 Plan has a ten-year term and a two-year vesting period for incentive options and various vesting periods for non-qualified options ranging from immediate vesting to vesting in four years.

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

        On and after March 18, 2003, purported class action complaints were filed against the Company and certain of its officers in the United States District Court for the Eastern District of Virginia. The complaints allege that between October 22, 2002 and March 14, 2003, the defendants made, or were aware of, false and misleading statements which had the effect of inflating the market price of our stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints do not specify the amount of damages sought. The Company believes that the plaintiffs' claims are without merit and it intends to defend the cases vigorously.

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