Form 10-Q
period 2003-03-31
PEC SOLUTIONS INC
filed 2003-05-05
CIK 1103013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarter Ended March 31, 2003

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

Commission File Number 000-30271

PEC SOLUTIONS, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	54-1339972
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12730 FAIR LAKES CIRCLE, FAIRFAX, VA	22033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 679-4900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an acclelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of May 14, 2003, 27,043,423 of the registrant’s Common Stock, par value $.01 per share, were outstanding.

PEC SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2003

PART I: FINANCIAL INFORMATION

ITEM 1:         FINANCIAL STATEMENTS

PEC SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	As of March 31, 2003	As of December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,366	$21,176
Short-term investments	32,120	35,551
Accounts receivable, net	50,011	52,974
Other current assets	2,425	3,452
Total current assets	110,922	113,153

Property and equipment, net	27,804	27,967
Investments	30,470	26,790
Goodwill	16,932	16,932
Intangibles, net	3,487	3,700
Other assets	3,811	3,749
Total assets	$193,426	$192,291

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,213	$8,415
Advance payments on contracts	1,766	1,070
Retirement plan contribution payable	647	—
Accrued payroll	3,485	6,836
Accrued vacation	3,198	2,562
Other current liabilities	1,813	935
Total current liabilities	16,122	19,818
Long-term liabilities:
Supplemental retirement program liability	1,055	966
Deferred rent payable	1,459	1,341
Long-term lease obligation	22,886	22,822
Total long-term liabilities	25,400	25,129
Total liabilities	41,522	44,947

Commitments and contingencies

Stockholders’ equity:
Undesignated capital stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 27,030,780 and 26,792,565 shares issued and outstanding, respectively	270	268
Additional paid-in capital	92,390	91,071
Retained earnings	59,396	56,046
Accumulated other comprehensive loss	(152)	(41)
Total stockholders’ equity	151,904	147,344
Total liabilities and stockholders’ equity	$193,426	$192,291

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended
	March 31, 2003	March 31, 2002
	(Unaudited)
Revenues	$43,466	$38,231
Operating costs and expenses:
Direct costs	26,971	22,918
General and administrative expenses	9,159	7,431
Sales and marketing expenses	1,447	1,579
Amortization of intangibles	213	168
Total operating costs and expenses	37,790	32,096
Operating income	5,676	6,135
Other income (loss), net	(23)	503
Income before income taxes	5,653	6,638
Provision for income taxes	2,162	2,592
Net income	$3,491	$4,046
Earnings per share:
Basic	$0.13	$0.15
Diluted	$0.12	$0.14
Weighted average shares used in computing earnings per share:
Basic	26,935	26,166
Diluted	29,925	29,879

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Three Months Ending
	March 31, 2003	March 31, 2002
	(Unaudited)
Cash flows from operating activities:
Net income	$3,491	$4,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	665	299
Amortization of intangibles	213	168
Amortization of bond premium and discounts, net	(79)	(69)
Deferred rent	118	97
Deferred income taxes	(172)	(105)
(Gain) loss from investment in building	(237)	29
Non-cash charge related to building	64	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,962	(3,089)
Other current assets	1,313	439
Other assets	(94)	(211)
Accounts payable and accrued expenses	(3,202)	1,378
Advance payments on contracts	696	(352)
Retirement plan contribution payable	647	402
Accrued payroll	(3,351)	(3,884)
Accrued vacation	636	581
Other current liabilities	842	1,524
Supplemental retirement program liability	86	3
Other long-term liabilities	—	(25)
Net cash provided by operating activities	4,598	1,231
Cash flows from investing activities:
Purchases of property and equipment	(420)	(202)
Purchases of short-term investments	(8,035)	(18,398)
Proceeds from sale of short-term investments	11,414	22,981
Capitalized software	—	(113)
Purchase of long-term investments	(5,000)	(5.400)
Proceeds from sale of long-term investments	1,271	8
Distribution from building investment	310	—
Net cash used by investing activities	(460)	(1,124)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,052	863
Payments on note payable and capital lease obligations	—	(23)
Net cash provided by financing activities	1,115	840
Net increase in cash	5,190	947
Cash and cash equivalents at beginning of period	21,176	30,436
Cash and cash equivalents at end of period	$26,366	$31,383

Income taxes paid	$2	$138
Interest paid	$660	$1
Non-cash transactions:
Common stock repurchased and retired in exchange for shares in cashless exercise of stock options	$197	$7

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

1.  Financial Statements

The accompanying consolidated financial statements, except for the December 31, 2002 balance sheet, are unaudited and have been prepared in accordance with accounting standards generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally in the United States have been omitted. In the opinion of management, all adjustments, consisting of normally recurring accruals, considered necessary for a fair presentation, have been included. It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements as of December 31, 2001 and 2002 and for each of the three years in the period ended December 31, 2002 included in the Company’s 2002 Form 10-K/A, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the operating results to be expected for the full year.

2.  Stock-based Compensation

The Company has a Stock Option and Incentive Plan, which is described more fully in Note 8. FAS No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123,” requires companies to (i) recognize as expense the fair value of stock-based awards, or (ii) continue to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issues to Employees” and related Interpretations (“APB 25”), and provide pro forma net income and earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in FAS No. 123 had been applied.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based compensation. The Company does not presently expect to make such a voluntary change. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. These amended disclosure requirements are applicable for financial statements issued for interim periods beginning after December 15, 2002.

The Company uses the Black-Scholes option-pricing model to determine the pro forma impact under SFAS No. 123 to the Company’s net income and earnings per share. The model utilizes certain information, such as the interest rate on a risk-free security maturing generally at the same time as the option being valued, and requires certain assumptions, such as the expected amount of time an option will be outstanding until it is exercised or it expires, to calculate the fair value of stock options granted.

This information and the assumptions used for March 31, 2003 and 2002 for the Company’s stock option plan are summarized as follows:

	Stock Option Plan
	March 31,
	2003	2002
Volatility	47.94%	56.63%
Risk-free interest rate	3.83%	5.42%
Dividend yield	0%	0%
Expected lives	10 years	10 years
Weighted average fair value per share at grant date	$19.01	$27.21

The Company continues to apply the provisions of APB 25 and provide the pro forma disclosures in accordance with the provisions of FAS Nos. 123 and 148. Under APB 25, the Company has not recorded in net income any stock-based employee compensation cost associated with the Company’s stock option plan, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan:

	Quarter Ended March 31,
	2003	2002
	(dollars in thousands)
Net income, as reported	$3,491	$4,046
Pro forma compensation expense, net of tax	(1,351)	(750)
Pro forma net income	$2,140	$3,296

Net income (loss) per share:
Basic—as reported	$0.13	$0.15
Basic—pro forma	$0.08	$0.13
Diluted—as reported	$0.12	$0.14
Diluted—pro forma	$0.07	$0.11

3.  Accounts Receivable

Accounts receivable consist of the following as of:

	March 31, 2003	December 31, 2002
	(Dollars in thousands)
Billed accounts receivable	$42,163	$45,411
Unbilled accounts receivable:
Amounts currently billable	5,872	5,856
Revenues recorded in excess of contract value or funding	4,064	3,099
Progress payments	(1,766)	(1,070)
	50,333	53,296
Allowance for doubtful accounts	(322)	(322)
Accounts receivable, net	$50,011	$52,974

Unbilled accounts receivable comprise recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients as of the balance sheet date. Revenues recorded in excess of contract value or funding are billable upon receipt of contractual amendments.  Management anticipates the collection of these amounts within 90 days of the balance sheet date. Payments to the Company on contracts with agencies and departments of the U.S. Government are subject to adjustment upon audit by the U.S. Government. All years subsequent to 1998 are subject to U.S. Government audit. Management believes the effect of audit adjustments, if any, on periods not yet audited, will not have a material effect on the financial statements.

During the quarter ended March 31, 2003, the Company had two customers that each accounted for more that 10% of revenue.  For the quarter EDS (Navy Marine Corps Intranet) accounted for 13%, or $5.7 million, and from the Special Project Division of the Drug Enforcement Agency accounted for 11%, or $4.7 million.  At March 31, 2003, there was $5.0 million due from EDS and $3.7 million due from the Special Project Division of the Drug Enforcement Agency.  At March 31, 2003 there was $6.3 million due from a subcontract for the Company’s biometric identification system.  As discussed in the Company’s 2002 10-K/A filing, the prime contractor has indicated that they would like to reduce the amount due by $3.7 million, but the Company believes there is no basis for a reduction and expects to receive full payment.  During the quarter ended March 31, 2002, the Company had two customers that each accounted for more than 10% of revenue.  For the quarter EDS (Navy Marine Corps Intranet) accounted for 20%, or $7.6 million, and from the Special Project Division of the Drug Enforcement Agency accounted for 11%, or $4.0 million.  At March 31, 2002 there was $6.2 million due from EDS and $2.7 million due form the Special Project Division of the Drug Enforcement Agency.

4.  Net Income Per Share

Basic and diluted earnings per share for the three months ended March 31, 2003 and 2002 were determined as follows:

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
	(Dollars in thousands, except for per share amounts)
	Net Income			Net Income
		Shares	Per Share		Shares	Per Share
Basic EPS	$3,491	26,934,667	$0.13	$4,046	26,166,351	$0.15
Effect of dilutive options	—	2,990,474	(0.01)	—	3,712,736	(0.01)
Diluted EPS	$3,491	29,925,141	$0.12	$4,046	29,879,087	$0.14

5.  Goodwill and Intangible Assets

The Company has recognized goodwill related to its acquisitions of Viking Technology, Inc. (Viking), Troy Systems, Inc. (Troy) and Vector Research, Inc. (Vector).  The Company only has one reporting unit.  Nonamortized intangible assets consist only of goodwill of $16.9 million.  The Company’s amortizable intangible assets include customer contracts and related relationships purchased in the acquisitions of Troy on November 20, 2001 and Vector on June 14, 2002.  The intangibles related to the Troy acquisition totaled $3.0 million and are amortized on a straight-line basis over a 4.5-year period.  The intangibles on the Vector purchase totaled $1.5 million and are being amortized on a straight-line basis over an 8.4-year period.   Total accumulated amortization as of March 31, 2003 was $1.0 million.  There have been no changes in the carrying amount of goodwill for the quarter ended March 31, 2003.  In accordance with the provisions of SFAS No. 142, the Company performed the appropriate transitional impairment tests related to its stated goodwill and determined that there is no transitional impairment loss.  Also in accordance with the provisions of SFAS No. 142, the Company reassessed the useful lives of all intangible assets and determined that no adjustments were necessary.

Amortization expense for the three months ended March 31, 2003 and 2002 was $213,000 and $168,000, respectively.  Estimated amortization expense for each of the five succeeding calendar years based on the intangible assets as of March 31, 2003 is as follows:

Year ending December 31,	Amount
(dollars in thousands)
2003	$638
2004	851
2005	851
2006	851
2007	179

6.  Investments

The Company has an ownership interest in an unconsolidated and affiliated company that owns an office building that the Company leases.  For the three months ended March 31, 2003, the Company  recorded income of $237,000 and received  cash distributions of $310,000 from the investment.  For the three months ended March 31, 2002, the Company recorded a loss of $29,000  and there were no cash distributions.

7.  Other Comprehensive Loss

Other comprehensive loss, consisting of unrealized gains (losses) on securities was $(111,000) for the three months ended March 31, 2003 and $(164,000) for the three months ended March 31, 2002.

8.  Contingencies

On or after March 18, 2003, several purported class action complaints were filed against us and certain of our officers in the United States District Court for the Eastern District of Virginia.  The complaints allege that between October 22, 2002 and March 14, 2003, the defendants made, or were aware of false and misleading statements which had the effect of inflating the market price of our stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The complaints do not specify the amount of damages sought.  We believe that the plaintiffs’ claims are without merit, and we intend to defend the cases vigorously.  In addition, a stockholder’s legal counsel sent a letter of demand that the Board investigate the same charges addressed in the class action suites.

9.  Recent Pronouncements

In November 2002, the FASB’s Emerging Issues Task Force, or EITF, finalized EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables are within the scope of other existing higher-level authoritative accounting literature. The Company must adopt the provisions of EITF 00-21 for new contracts entered into on or after July 1, 2003. The Company has already adopted the provisions of EITF 00-21 and the adoption has not had a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based compensation. The Company does not presently expect to make such a voluntary change. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results and have been reflected in Note 2, Stock Based Compensation. These amended disclosure requirements are applicable for financial statements issued for interim periods beginning after December 15, 2002.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” (“FIN 45”) was issued. FIN 45clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantors’ accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are applicable to interim or annual periods that end after December 15, 2002, and did not have an impact on the March 31, 2003 financial statements. The provisions for initial recognition and measurement under FIN 45 are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The initial recognition and measurement provisions under FIN 45 did not have any impact on the Company’s financial statements.

On January 17, 2003, the Financial Accounting Standards Board (FASB or the “Board”) issued FASB Interpretation No. 46, (FIN 46), “Consolidation of Variable Interest Entities”. The provisions will be the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (ARB 51), “Consolidated Financial Statements” 51 (or other existing authoritative guidance) or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. At this time, the Company does not have any entities that would be covered under FIN 46.

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

We derive substantially all of our revenues from fees for consulting services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts. During the three months ended March 31, 2003, revenues from these contract types were approximately 57%, 23% and 20%, respectively, of total revenues. During the three months ended March 31, 2002, revenues from these contract types were approximately 59%, 20% and 21%, respectively, of total revenues. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts as the services are provided. We recognize revenues on fixed-price contracts using the percentage of completion method as services are performed over the life of the contract, based on the costs we incur in relation to the total estimated costs. We recognize and make provisions for any anticipated contract losses.  Fixed-price contracts are attractive to clients and, while subject to increased risks, provide opportunities for increased margins. We recognize revenues on cost-reimbursable contracts as services are provided. These revenues are equal to the costs incurred in providing these services plus a proportionate amount of the fee earned. We have historically recovered all of our costs on cost-reimbursable contracts, which means we have lower risk and our margins are lower on these contracts.

Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. Existing clients from the previous year generated approximately 95% of our revenues in the three months ended March 31 2003. As of March 31, 2003, we had 1,315 personnel.

In the three months ended March 31, 2003, we derived approximately 27% of our revenues through relationships with prime contractors, which contract directly with the end-client and subcontract with us. In most of these engagements, with the exception of the EDS (NMCI) subcontract, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

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

Other income (loss) consists primarily of interest income earned on our cash, cash equivalents and marketable securities, and income from our investment in the limited liability corporation that owns the corporate headquarters office building and the interest expense associated with that building.

Results of Operations

The following table sets forth certain financial data and such data as a percentage of revenues for the periods indicated.

	Three Months Ended
	March 31, 2002	March 31, 2002
	(Dollars in thousands)
Statement of Income:
Revenues	$43,466	$38,231
Direct costs	26,971	22,918
Gross profit (a)	16,495	15,313
Other operating costs and expenses:
General and administrative expenses	9,159	7,431
Sales and marketing expenses	1,447	1,579
Goodwill and intangible amortization	213	168
Total other operating costs and expenses	10,819	9,178
Operating income	5,676	6,135
Other income (loss), net	(23)	503
Income before income taxes	5,653	6,638
Provision for income taxes	2,162	2,592
Net income	$3,491	$4,046

As a Percentage of Revenues:

Revenues	100.0%	100.0%
Direct costs	62.0	60.0
Gross profit (a)	38.0	40.0
Other operating costs and expenses:
General and administrative expenses	21.1	19.4
Sales and marketing expenses	3.3	4.1
Amortization of goodwill	0.5	0.4
Total other operating costs and expenses	24.9	23.9
Operating income	13.1	16.1
Other income, net	(0.1)	1.3
Income before income taxes	13.0	17.4
Provision for income taxes	5.0	6.8
Net income	8.0%	10.6%

(a)     Gross profit represents revenues less direct costs, which consist primarily of project personnel salaries and benefits and direct expenses incurred to complete projects.

Results of Operations for The Three Months Ended March 31, 2003 Compared with The Three Months Ended March 31, 2002

Revenues.  Our total revenues increased by 13.7%, or $5.2 million, for the three months ended March 31, 2003, over the same period last year. The increase in revenues primarily reflects an increase in the volume of services to existing clients and services to new clients, which represents approximately 5% of revenues.

Direct Costs. Our direct costs increased by 17.7%, or 4.1 million, for the three months ended March 31, 2003, over the same period last year.  Direct costs increased as a percentage of revenues for the period ended March 31, 2003, to 62.0% as compared to 60.0% in the same period last year.  This increase was attributable primarily to the delays related to the passage and signing of the Federal civilian budgets and the associated lack of new project startups during the quarter.  New project startups normally allow for the recovery of increases in labor costs, which for us go into effect January 1st of each year.

Gross Profit. Gross profit increased by 7.7% to $16.5 million in the three months ended March 31, 2003 from $15.3 million in the three months ended March 31, 2002. Gross profit as a percentage of revenues decreased to 38.0% in the three months ended March 31, 2003 from 40.0% in the three months ended March 31, 2002, as direct costs increased at a faster rate than revenues.  As previously indicated revenues were impacted by the late passage and signing of the Federal civilian budgets.

General and Administrative Expenses. General and administrative expenses increased 23.3% to $9.2 million in the three months ended March 31, 2003 from $7.4 million in the three months ended March 31, 2002. Facility costs increased in the current quarter over last year due to the opening of our new headquarters office in Fairfax, VA and an office in Washington, DC.  Our total general and administrative headcount decreased to 123 employees as of March 31, 2003 compared to 139 employees as of March 31, 2002.

Sales and Marketing. Sales and marketing expenses decreased 8.4% to $1.4 million in the three months ended March 31, 2003, from $1.6 million in the three months ended March 31, 2002. This decrease was due to a decrease in our marketing and proposal efforts during the quarter related to the delay in the passage of the Federal civilian budgets in 2003.

Amortization of Intangibles.  For the three months ended March 31, 2003, we incurred $213,000 of amortization expense related to the $4.5 million of intangibles we recorded in connection with the value of contracts and customer relationships acquired in the November 2001 acquisition of Troy, and the June 2002 acquisition of Vector.   For the three months ended March 31, 2002, we incurred $168,000 of amortization expense related to the $3.0 million of intangibles we recorded in connection with the value of contracts and customer relationships acquired in the November 2001 acquisition of Troy.

Operating Income. Operating income decreased 7.5% to $5.7 million in the three months ended March 31, 2003 from $6.1 million in the three months ended March 31, 2002, due to the factors discussed above.

Other income (loss).  Other income (loss) decreased to a loss ($23,000) in the three months ended March 31, 2003 from income of $503,000 in the three months ended March 31, 2002.  The decrease was principally related to the $660,000 interest expense created by the accounting treatment of the monthly lease payments on our headquarters building.

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

As a result of the factors above, period–to-period comparisons of our revenues and operating results may not be meaningful. You should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on our operating results and financial condition.

Liquidity and Capital Resources

Net cash provided by operating activities was $4.6 million for the three months ended March 31, 2003. Cash provided by operating activities was primarily from net income, adjusted for working capital changes, principally a decrease in accounts receivable and a decreases in accounts payable, accrued expenses and accrued payroll.

Net cash used by investing activities was $0.5 million for the three months ended March 31, 2003. During the three months ended March 31, 2003, we purchased $0.4 million of property and equipment and $3.7 million of net long-term investments, while selling $3.4 million of net short-term investments and receiving $0.3 million of distributions from the investment in our building joint venture.

Net cash provided by financing activities was $1.1 million principally from the sale of common stock to employees upon the exercise of their stock options and purchase of stock through the employee stock purchase plan for the three months ended March 31, 2003.

We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

We believe that our current cash position is adequate for our short-term and long-term working capital and capital expenditure needs.

We maintain a $6.0 million line of credit with Bank of America, bearing interest at the one-month LIBOR rate plus 250 basis points per annum and expiring on June 30, 2003.  We are in the process of renewing this line of credit.  As of March 31, 2003, we had no borrowings outstanding under the line of credit. We have $2.98 million outstanding in letters of credit in lieu of rent deposits.

Under some of our fixed-price contracts, we receive advance payments for work to be performed in future months. If we do not perform the work, the unearned portion of these advances will be returned to our clients. At March 31, 2003, our accounts receivable turnover rate, net of advance payments on contracts, was approximately four times a year.

Recent Accounting Pronouncements

In November 2002, the FASB’s Emerging Issues Task Force, or EITF, finalized EITF Issue 00-21. “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables are within the scope of other existing higher-level authoritative accounting literature.  We must adopt the provisions of EITF 00-21 for new contracts entered into on or after July 1, 2003. We have already adopted the provisions of EITF 00-21 and the adoption has not had a material impact on our financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based compensation. We do not presently expect to make such a voluntary change. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. These amended disclosure requirements are applicable for financial statements issued for interim periods beginning after December 15, 2002, and reflected in the notes to the financial statements.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” (“FIN 45”) was issued. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantors’ accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are applicable to interim or annual periods that end after December 15, 2002, and did not have an impact on the March 31, 2003 financial statements. The provisions for initial recognition and measurement under FIN 45 are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002.  The initial recognition and measurement provisions under FIN 45 did not have any  impact on our financial statements.

On January 17, 2003, the Financial Accounting Standards Board (FASB or the “Board”) issued FASB Interpretation No. 46, (FIN 46), Consolidation of Variable Interest Entities. The provisions will be the guidance that determines (1) whether consolidation is required under the “controlling financial interest” model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements 51 (or other existing authoritative guidance) or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. At this time, we do not have any entities that would be covered under FIN 46.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which we have little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expressions. We caution readers that forward-

looking statements, including without limitation, those relating to our future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the Forward-Looking Statements. Factors that could cause actual results to differ from Forward-Looking Statements include the concentration of our revenues from government clients, risks involved in contracting with the government, difficulties we may have in attracting, retaining and managing professional and administrative staff, fluctuations in quarterly results, risks related to acquisitions, risks related to competition and our ability to continue to win and perform efficiently on contracts, and other risks and factors identified from time to time in our reports filed with the SEC, including those identified under the section entitled “Risk Factors” in our Annual Report on Form 10-K/A (SEC File No. 000-30271) which hereby is incorporated by reference. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

ITEM 3.          QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

We invest our cash in a variety of financial instruments, including U.S. Treasury and Agency obligations, money market instruments of domestic and foreign issuers denominated in U.S. dollars consisting of commercial paper, bankers’ acceptances, certificates of deposit, euro-dollar time deposits and variable rate issues, corporate notes and bonds, asset-backed securities, repurchase agreements, municipal notes and bonds and auction rate preferred securities.

Investments in both fixed and floating rate interest earning instruments carry a degree of interest rate risk. Fixed securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if we are forced to sell securities which have seen a decline in market value because of changes in interest rates.  A 10% change in interest rates could have approximately a $150,000 impact on our interest income.

Our investments are made in accordance with an investment policy approved our Board of Directors. Under this policy, no investment securities can have maturities exceeding two years and the average duration of the portfolio cannot exceed twelve months.

ITEM  4.  Controls and Procedures

Our management, under the supervision and with the participation of David C. Karlgaard, our Chief Executive Officer, and Stuart R. Lloyd, our Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this quarterly report.  Based on that evaluation, Messrs. Karlgaard and Lloyd concluded that our disclosure controls and procedures were effective.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II — OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

On or after March 18, 2003, several purported class action complaints were filed against us and certain of our officers in the United States District Court for the Eastern District of Virginia.  The complaints allege that between October 22, 2002 and March 14, 2003, the defendants made, or were aware of false and misleading statements which had the effect of inflating the market price of our stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The complaints do not specify the amount of damages sought.  We believe that the plaintiffs’ claims are without merit, and we intend to defend the cases vigorously.  In addition, a stockholder’s legal counsel sent a letter of demand that the Board investigate the same charges addressed in the class actions suits.

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

On August 28, 2000, we acquired all of the outstanding capital stock of Viking for $2 million cash plus the assumption of debt in a business combination accounted for as a purchase. Viking was a provider of integrated software and advanced technology solutions for state and local law enforcement, fire and emergency medical service agencies. On November 20, 2001, we acquired all of the outstanding capital stock of Troy for $15.3 million cash plus common stock valued at $3.0 million (103,065 shares).  Troy derived revenue from system development, networking, engineering, integration services, and information systems security and its primary customer is the Federal government.  On June 14, 2002, we acquired the assets of Vector, which consisted of their contracts with Federal government agencies, for $5.7 million cash.  Vector provided technology development and engineering services to the Federal government.

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

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5.          OTHER INFORMATION

None

ITEM 6           (A) EXHIBIT

Number	Exhibit Description

3.1*	Certificate of Incorporation

3.2*	By-Laws

10.1*	Office Lease Agreement between Building IV Associates L.P. and the Registrant

10.2*	Amendment No. 1 to Office Lease Agreement between Building IV Associates L.P. and the Registrant

10.3*	Office Lease Agreement between Building V Associates L.P. and the Registrant

10.4*	Employment Agreement between the Registrant and David C. Karlgaard, dated January 1, 2000

10.5*	Employment Agreement between the Registrant and Paul G. Rice, dated January 1, 2000

10.6*	Employment Agreement between the Registrant and Alan H. Harbitter, dated January 1, 2000

10.7*	Employment Agreement between the Registrant and Stuart R. Lloyd, dated December 31, 1998

10.8*	2000 Stock Incentive Plan

10.9*	1995 Nonqualified Stock Option

10.10*	1987 Stock Option Agreement, as amended

10.11*	Nonqualified Executive Supplemental Retirement Program Agreement dated December 1998

10.12*	2000 Employee Stock Option Plan

10.13*	Amended and Restated Loan Agreement between the Registrant and NationsBank, N.A.

10.14**	Amendment No. 2 to Office Lease Agreement between Building IV Associates L.P. and PEC Solutions, Inc.

10.15**	Amendment No. 3 to Office Lease Agreement between Building IV Associates L.P. and PEC Solutions, Inc.

10.16**	Office Lease Agreement between Building VI L.C. and PEC Solutions, Inc.

10.17***	First Amendment to Lease Agreement between Building VI L.C. and PEC Solutions, Inc.

10.18***	Second Amendment to Lease Agreement between Building VI L.C. and PEC Solutions, Inc.

10.19***	Operating Agreement between Building VI Investment L.C. and PEC Solutions, Inc.

10.20***	First Amendment to Operating Agreement between Building VI L.C. and PEC Solutions, Inc.

10.21***	Bank of America Promissory Note

10.22***	Bank of America Revolving Note

10.23	Amendment to Bank of America Promissory Note

10.24	Amendment to Bank of America Revolving Note

21.1****	Subsidiaries of PEC Solutions, Inc.

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350

*	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, No. 333-95331.

**	Incorporated herein by reference to the Company’s Annual Report on Form 10-K/A filed on April 19, 2001.

***	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2001, filed August 13, 2001

****	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2002.

(b)   None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BY:	/s/ STUART R. LLOYD
Stuart R. Lloyd
Chief Financial Officer, Senior Vice President and Director (Principal Financial and Accounting Officer)

May 14, 2003

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

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures abased on our evaluation as of the Evaluation Date;

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

May 14, 2003	By:	/s/ DAVID C. KARLGAARD
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

b)                                     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)       Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures abased on our evaluation as of the Evaluation Date;

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

May 14, 2003	By:	/s/ STUART R. LLOYD
Name: Stuart R. Lloyd
Title: Chief Financial Officer, Senior Vice President and Director (Principal Financial and Accounting Officer)