Form 10-Q/A
period 2003-03-31
PEC SOLUTIONS INC
filed 2003-05-14
CIK 1103013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A*

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

As of May 14, 2003, 27,046,194 of the registrant’s Common Stock, par value $.01 per share, were outstanding.

* An incomplete Form 10-Q was inadvertently filed by the financial printer on May 5, 2003.

PEC SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q/A FOR THE THREE MONTHS ENDED MARCH 31, 2003

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

PEC SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Three Months Ending
	March 31, 2003	March 31, 2002
	(Unaudited)
Cash flows from operating activities:
Net income	$3,491	$4,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	665	299
Amortization of intangibles	213	168
Amortization of bond premium and discounts, net	(79)	(69)
Deferred rent	118	97
Deferred income taxes	(172)	(105)
(Gain) loss from investment in building	(237)	29
Non-cash charge related to building	64	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,962	(3,089)
Other current assets	1,313	439
Other assets	(94)	(211)
Accounts payable and accrued expenses	(3,202)	1,378
Advance payments on contracts	696	(352)
Retirement plan contribution payable	647	402
Accrued payroll	(3,351)	(3,884)
Accrued vacation	636	581
Other current liabilities	842	1,524
Supplemental retirement program liability	86	3
Other long-term liabilities	—	(25)
Net cash provided by operating activities	4,598	1,231
Cash flows from investing activities:
Purchases of property and equipment	(420)	(202)
Purchases of short-term investments	(8,035)	(18,398)
Proceeds from sale of short-term investments	11,414	22,981
Capitalized software	—	(113)
Purchase of long-term investments	(5,000)	(5.400)
Proceeds from sale of long-term investments	1,271	8
Distribution from building investment	310	—
Net cash used by investing activities	(460)	(1,124)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,052	863
Payments on note payable and capital lease obligations	—	(23)
Net cash provided by financing activities	1,052	840
Net increase in cash	5,190	947
Cash and cash equivalents at beginning of period	21,176	30,436
Cash and cash equivalents at end of period	$26,366	$31,383

Income taxes paid	$2	$138
Interest paid	$660	$1
Non-cash transactions:
Common stock repurchased and retired in exchange for shares in cashless exercise of stock options	$197	$7

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

5.  Goodwill and Intangible Assets

The Company has recognized goodwill related to its acquisitions of Viking Technology, Inc. (Viking), Troy Systems, Inc. (Troy) and Vector Research, Inc. (Vector).  The Company only has one reporting unit.  Nonamortized intangible assets consist only of goodwill of $16.9 million.  The Company’s amortizable intangible assets include customer contracts and related relationships purchased in the acquisitions of Troy on November 20, 2001 and Vector on June 14, 2002.  The intangibles related to the Troy acquisition totaled $3.0 million and are amortized on a straight-line basis over a 4.5-year period.  The intangibles on the Vector purchase totaled $1.5 million and are being amortized on a straight-line basis over an 8.4-year period.   Total accumulated amortization as of March 31, 2003 was $1.0 million.  In accordance with the provisions of SFAS No. 142, the Company performed the appropriate annual impairment tests during the quarter ended March 31, 2003 related to its stated goodwill, and determined that there was no impairment loss, and therefore no change was made to the carrying amount of goodwill.

Amortization expense for the three months ended March 31, 2003 and 2002 was $213,000 and $168,000, respectively.  Estimated amortization expense for each of the five succeeding calendar years based on the intangible assets as of December 31, 2002 is as follows:

Year ending December 31,	Amount
(dollars in thousands)
2003	$851
2004	851
2005	851
2006	851
2007	179

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
Stuart R. Lloyd
Chief Financial Officer, Senior Vice President and Director (Principal Financial and Accounting Officer)

May 14, 2003

Certifications

I, David C. Karlgaard, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q/A of PEC Solutions, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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
Name: David C. Karlgaard
Title: President, Chief Executive Officer and Chairman (Principal Executive Officer)

I, Stuart R. Lloyd, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q/A of PEC Solutions, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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