Form 10-Q
period 2003-06-30
PEC SOLUTIONS INC
filed 2003-08-14
CIK 1103013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549 - 0001

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2003

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

As of August 14, 2003, 27,153,292 of the registrant’s Common Stock, par value $.01 per share, were outstanding.

PEC SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2003

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PEC SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	AS OF JUNE 30, 2003	AS OF DEC. 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,343	$21,176
Short-term investments	30,054	35,551
Accounts receivable, net	46,644	52,974
Other current assets	3,130	3,452
Total current assets	116,171	113,153

Property and equipment, net	27,413	27,967
Investments	32,299	26,790
Goodwill	16,932	16,932
Intangibles, net	3,275	3,700
Other assets	4,061	3,749
Total assets	$200,151	$192,291

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$6,608	$8,415
Advance payments on contracts	598	1,070
Retirement plan contribution payable	1,112	—
Accrued payroll	4,124	6,836
Accrued vacation	3,266	2,562
Other current liabilities	843	935
Total current liabilities	16,551	19,818

Long-term liabilities:
Supplemental retirement program liability	1,275	966
Deferred rent payable	1,578	1,341
Long-term lease obligation	22,950	22,822
Total long-term liabilities	25,803	25,129
Total liabilities	42,354	44,947

Commitments and contingencies

Stockholders’ equity:
Undesignated capital stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 27,132,673 and 26,792,565 shares issued and outstanding, respectively	271	268
Additional paid-in capital	93,637	91,071
Retained earnings	64,034	56,046
Accumulated other comprehensive loss	(145)	(41)
Total stockholders’ equity	157,797	147,344
Total liabilities and stockholders’ equity	$200,151	$192,291

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2003	JUNE 30, 2002	JUNE 30, 2003	JUNE 30, 2002
	(Unaudited)
Revenues	$44,265	$42,761	$87,731	$80,992
Operating costs and expenses:
Direct costs	25,711	25,511	52,682	48,430
General and administrative expenses	9,074	8,090	18,233	15,521
Sales and marketing expenses	1,635	1,462	3,082	3,041
Goodwill and intangible amortization	212	213	425	381
Total operating costs and expenses	36,632	35,276	74,422	67,373
Operating income	7,633	7,485	13,309	13,619
Investment and other income	540	469	1,177	973
Interest expense	(662)	(5)	(1,322)	(6)
Income before income taxes	7,511	7,949	13,164	14,586
Provision for income taxes	2,873	3,104	5,035	5,696
Net income	$4,638	$4,845	$8,129	$8,890
Earnings per share:
Basic	$0.17	$0.18	$0.30	$0.34
Diluted	$0.16	$0.16	$0.27	$0.30
Weighted average shares used in computing earnings per share:
Basic	27,047	26,261	26,991	26,214
Diluted	29,491	29,787	29,720	29,847

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	SIX MONTHS ENDING
	JUNE 30, 2003	JUNE 30, 2002
	(Unaudited)
Cash flows from operating activities:
Net income	$8,129	$8,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,441	643
Amortization of intangibles	425	381
Amortization of bond premium and discounts, net	52	65
Deferred rent	237	195
Deferred income taxes	(310)	(241)
(Gain) loss from investment in building	(471)	49
Non-cash charge related to building	128	—
Changes in operating assets and liabilities:
Accounts receivable, net	6,329	(6,472)
Other current assets	531	1,062
Other assets	(184)	72
Accounts payable and accrued expenses	(1,807)	2,853
Advance payments on contracts	(472)	(78)
Retirement plan contribution payable	1,112	1,141
Accrued payroll	(2,712)	(2,957)
Accrued vacation	704	803
Other current liabilities	42	(1,158)
Supplemental retirement program liability	308	41
Net cash provided by operating activities	13,482	5,289
Cash flows from investing activities:
Purchases of property and equipment	(722)	(908)
Purchases of short-term investments	(21,818)	(61,234)
Proceeds from sale of short-term investments	27,160	72,566
Purchase of assets	—	(5,852)
Capitalized software	(193)	(14)
Purchases of long-term investments	(7,079)	(13,743)
Proceeds from sale of long-term investments	1,628	6,306
Distributions from building investment	413	—
Net cash used by investing activities	(611)	(2,879)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,296	1,415
Payments on capital lease obligations	—	(21)
Net cash provided by financing activities	2,296	1,394
Net increase in cash	15,167	3,804
Cash and cash equivalents at beginning of period	21,176	30,436
Cash and cash equivalents at end of period	$36,343	$34,240
Income taxes paid	$3,059	$4,678
Interest paid	$1,322	$6
Non-cash transactions:
Common stock repurchased and retired in exchange for shares in cashless exercise of stock options	$197	$175

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(UNAUDITED)

1. Financial Statements

The accompanying consolidated financial statements, except for the December 31, 2002 balance sheet, are unaudited and have been prepared in accordance with accounting standards generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally in the United States have been omitted. In the opinion of management, all adjustments, consisting of normally recurring accruals, considered necessary for a fair presentation, have been included. It is suggested that these condensed financial statements be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2001 and 2002 and for each of the three years in the period ended December 31, 2002 included in the Company’s 2002 Form 10-K/A, as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2003, are not necessarily indicative of the operating results to be expected for the full year.

2. Stock-based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based compensation. The Company does not presently expect to make such a voluntary change. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. These amended disclosure requirements are applicable for financial statements issued for interim periods beginning after December 15, 2002, and have been included below.

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

This information and the assumptions used for the six months ended June 30, 2003 and 2002 for the Company’s stock option and stock purchase plans are summarized as follows:

	STOCK OPTION PLAN		STOCK PURCHASE PLAN
	FOR THE SIX MONTHS ENDED
	JUNE 30, 2003	JUNE 30, 2002	JUNE 30, 2003	JUNE 30, 2002

Volatility	47.62%	52.69%	47.62%	52.69%
Risk-free interest rate	3.54%	4.86%	0.98%	1.75%
Dividend yield	0%	0%	0%	0%
Expected lives	10 years	10 years	0.50 years	0.50 years

Weighted average fair value per share at grant date	$7.88	$4.39	$1.85	$2.99

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option and stock purchase plans:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30, 2003	JUNE 30, 2002	JUNE 30, 2003	JUNE 30, 2002
	(In thousands, except for per share amounts)
Net income, as reported	$4,638	$4,845	$8,129	$8,890
Pro forma compensation expense, net of tax	(618)	(594)	(1,148)	(1,084)

Pro forma net income	$4,020	$4,251	$6,981	$7,806

Net income (loss) per share:
Basic—as reported	$0.17	$0.18	$0.30	$0.34
Basic—pro forma	$0.15	$0.16	$0.26	$0.30
Diluted—as reported	$0.16	$0.16	$0.27	$0.30
Diluted—pro forma	$0.14	$0.14	$0.23	$0.26

3. Accounts Receivable

Accounts receivable consist of the following as of:

	JUNE 30, 2003	DECEMBER 31, 2002
	(Dollars in thousands)
Billed accounts receivable	$39,608	$45,411
Unbilled accounts receivable:
Amounts currently billable	3,439	5,856
Revenues recorded in excess of contract value or funding	4,507	3,099
Progress payments	(598)	(1,070)
	46,956	53,296
Allowance for doubtful accounts	(312)	(322)
Accounts receivable, net	$46,644	$52,974

Unbilled accounts receivable comprise recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients as of the balance sheet date. Revenues recorded in excess of contract value or funding are billable upon receipt of contractual amendments.  Management anticipates the collection of these amounts within 90 days of the balance sheet date. Payments to the Company on contracts with agencies and departments of the U.S. Government are subject to adjustment upon audit by the U.S. Government. All years subsequent to 2000 are subject to U.S. Government audit. Management believes the effect of audit adjustments, if any, on periods not yet audited, will not have a material effect on the financial statements.

During the six months ended June 30, 2003, the Company had one customer that accounted for more that 10% of revenue.  EDS (Navy Marine Corps Intranet) accounted for 11.7% of revenue, or $10.3 million.  At June 30, 2003, there was $6.3 million due  from EDS.  At June 30, 2003 there was $6.3 million due on a subcontract for the Company’s biometric identification system.  The Company is working with the prime contractor to receive full payment on this receivable, and expects to receive full payment.  During the six months ended June 30, 2002, the Company had one customer that accounted for more than 10% of revenue.  EDS (Navy Marine Corps Intranet) accounted for 19.6% of revenue, or $15.9 million.  At June 30, 2002, there was $19.4 million due from EDS.

4. Net Income Per Share

Basic and diluted earnings per share for the three months and six months ended June 30, 2003 and 2002 were determined as follows:

	THREE MONTHS ENDED JUNE 30, 2002			SIX MONTHS ENDED JUNE 30, 2002
	(Dollars in thousands, except for per share amounts)
	NET INCOME	SHARES	PER SHARE	NET INCOME	SHARES	PER SHARE
Basic EPS	$4,845	26,261,322	$0.18	$8,890	26,214,090	$0.34
Effect of dilutive options	—	3,525,761	(0.02)	—	3,632,803	(0.04)
Diluted EPS	$4,845	29,787,083	$0.16	$8,890	29,846,893	$0.30

	THREE MONTHS ENDED JUNE 30, 2003			SIX MONTHS ENDED JUNE 30, 2003
	(Dollars in thousands, except for per share amounts)
	NET INCOME	SHARES	PER SHARE	NET INCOME	SHARES	PER SHARE
Basic EPS	$4,638	27,047,227	$0.17	$8,129	26,991,481	$0.30
Effect of dilutive options	—	2,443,813	(0.01)	—	2,728,290	(0.03)
Diluted EPS	$4,638	29,491,040	$0.16	$8,129	29,719,771	$0.27

5. Goodwill and Intangible Assets

The Company has recognized goodwill related to its acquisitions of Viking Technology, Inc. (“Viking”), Troy Systems, Inc. (“Troy”) and Vector.  The Company only has one reporting unit.  Nonamortized intangible assets consist only of goodwill of $16.9 million.  The Company’s amortizable intangible assets include customer contracts and related relationships purchased in the acquisitions of Troy on November 20, 2001 and Vector on June 14, 2002.  The intangibles related to the Troy acquisition totaled $3.0 million and are amortized on a straight-line basis over a 4.5-year period.  The intangibles on the Vector purchase totaled $1.5 million and are being amortized on a straight-line basis over an 8.4-year period.  Total accumulated amortization as of June 30, 2003 was $1.3 million.  In accordance with the provisions of SFAS No. 142, the Company performed the appropriate annual impairment tests during the three months ended March 31, 2003 related to its stated goodwill, and determined that there was no impairment loss, and therefore no change was made to the carrying amount of goodwill.

Intangibles are amortized on a straight-line basis.  Estimated annual amortization expense for each of the five following calendar years is as follows:

Year ending December 31,	Amount
(Dollars in thousands)
2003	$851
2004	851
2005	851
2006	851
2007	296

6.  Investments

The Company has an ownership interest in an unconsolidated and affiliated company that owns an office building that the Company leases.  For the three months and six months ended June 30, 2003, the Company recorded income of $234,000 and $471,000, respectively.  It also received cash distributions of  $103,000 and $413,000, respectively from the investment.  For the three months and six months ended June 30, 2002, the Company recorded losses of $20,000 and $49,000, respectively. There were no cash distributions for the three or six months ended June 30, 2002.

7.  Other Comprehensive Gain (Loss)

Other comprehensive gain (loss), consisting of unrealized gains (losses) on securities was $7,000 and $(111,000), respectively, for the three months and six months ended June 30, 2003 and $(177,000) and  $(341,000), respectively, for the three months and six months ended June 30, 2002.

8.  Contingencies

On or after March 18, 2003, several purported class action complaints were filed against the Company and certain of its officers in the United States District Court for the Eastern District of Virginia.  The complaints allege that between October 22, 2002 and March 14, 2003, the defendants made, or were aware of false and misleading statements which had the effect of inflating the market price of the Company’s common stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The complaints do not specify the amount of damages sought.  Management believes that the plaintiffs’ claims are without merit, and intends to defend the cases vigorously.  In addition, a stockholder’s legal counsel sent a letter of demand that the Board of Directors investigate the same charges addressed in the class action suites.  The Board is addressing this request.

9.  Recent Pronouncements

In November 2002, the FASB’s Emerging Issues Task Force, or EITF, finalized EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables are within the scope of other existing higher-level authoritative accounting literature. We must adopt the provisions of EITF 00-21 for new contracts entered into on or after July 1, 2003. We have already adopted the provisions of EITF 00-21 and the adoption has not had a material impact on our financial position, results of operations or cash flows.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” (“FIN 45”) was issued. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantors’ accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are applicable to interim or annual periods that end after December 15, 2002, and did not have an impact on the June 30, 2003 financial statements. The provisions for initial recognition and measurement under FIN 45 are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The initial recognition and measurement provisions under FIN 45 did not have any impact on our financial statements.

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

On May 31, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  FAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position.  FAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities—all of whose shares are mandatorily redeemable. FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of FAS 150 will not have any impact on our financial statements.

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

We derive substantially all of our revenues from fees for consulting services. We generate these fees from various types of contracts, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts. During the three months and six months ended June 30, 2003, revenues from these contract types were approximately 57%, 25% and 18%, and 61%, 20% and 19% respectively, of total revenues. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts as the services are provided. We recognize revenues on fixed-price contracts using the percentage of completion method as services are performed over the life of the contract, based on the costs we incur in relation to the total estimated costs. We recognize and make provisions for any anticipated contract losses at the time we know and can estimate them. Fixed-price contracts are attractive to clients and, while subject to increased risks, provide opportunities for increased margins. We recognize revenues on cost-reimbursable contracts as services are provided. These revenues are equal to the costs incurred in  providing these services plus a proportionate amount of the fee earned. We have historically recovered all of our costs on cost-reimbursable contracts, which means we have lower risk and our margins are lower on these contracts.

Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. Existing clients from the previous year generated approximately 96% of our revenues in the three months and six months ended June 30, 2003. As of June 30, 2003, we had 1,270 personnel.

In the three months and six months ended June 30, 2003, we derived approximately 24% and 25%, respectively, of our revenues through relationships with prime contractors, who contract directly with the end-client and subcontract with us. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

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

Investment and other income consist primarily of interest income earned on our cash, cash equivalents and marketable securities, as well as, income from the investment in our corporate headquarters building.

Interest expense is primarily related to the corporate headquarters building.

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2003	JUNE 30, 2002	JUNE 30, 2003	JUNE 30, 2002
	(Dollars in thousands)
Statement of Income:
Revenues	$44,265	$42,761	$87,731	$80,992
Direct costs	25,711	25,511	52,682	48,430
Gross profit (a)	18,554	17,250	35,049	32,562
Other operating costs and expenses:
General and administrative expenses	9,074	8,090	18,233	15,521
Sales and marketing expenses	1,635	1,462	3,081	3,041
Goodwill and intangible amortization	212	213	426	381
Total other operating costs and expenses	10,921	9,765	21,740	18,943
Operating income	7,633	7,485	13,309	13,619
Investment and other income	540	469	1,177	973
Interest expense	(662)	(5)	(1,322)	(6)
Income before income taxes	7,511	7,949	13,164	14,586
Provision for income taxes	2,873	3,104	5,035	5,696
Net income	$4,638	$4,845	$8,129	$8,890
As a Percentage of Revenues:

Revenues	100.0%	100.0%	100.0%	100.0%
Direct costs	58.1	59.7	60.1	59.8
Gross profit (a)	41.9	40.3	39.9	40.2
Other operating costs and expenses:
General and administrative expenses	20.5	18.9	20.8	19.2
Sales and marketing expenses	3.7	3.4	3.5	3.7
Goodwill and intangible amortization	0.5	0.5	0.5	0.5
Total other operating costs and expenses	24.7	22.8	24.8	23.4
Operating income	17.2	17.5	15.1	16.8
Investment and other income	0.2	1.1	1.4	1.2
Interest expense	(0.4)	(0.0)	(1.5)	(0.0)
Income before income taxes	17.0	18.6	15.0	18.0
Provision for income taxes	6.5	7.3	5.7	7.0
Net income	10.5%	11.3%	9.3%	11.0%

(a)  Gross profit represents revenues less direct costs, which consist primarily of project personnel salaries and benefits and direct expenses incurred to complete projects.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2002

REVENUES. For the three months ended June 30, 2003, our total revenues increased by 3.5%, or $1.5 million over the same period last year. The increase in revenues primarily reflects an increase in the volume of services to existing clients and services to new clients.  Services to new clients represent approximately 4% of revenues.  Revenues were adversely impacted by the late passage and signing of the Federal civilian agency budgets.  We also saw a reduction in revenue from the EDS (Navy Marine Corps Intranet) contract during the current period versus last year, as the program went from its initial engineering phase into a production phase.

DIRECT COSTS. For the three months ended June 30, 2003, direct costs increased by 0.8%, or $0.2 million, over the same period last year.  Direct costs decreased as a percentage of revenues for the period ended June 30, 2003, to 58.1% as compared to 59.7% in the same period last year as a result of a change in contract mix.

GROSS PROFIT. Gross profit increased by 7.6% to $18.6 million in the three months ended June 30, 2003 from $17.3 million in the three months ended June 30, 2002. Gross profit as a percentage of revenues increased to 41.9% in the three months ended June 30, 2003 from 40.3% in the three months ended June 30, 2002, as a result of increased utilization and change in contract mix.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 12.2% to $9.1 million in the three months ended June 30, 2003 from $8.1 million in the three months ended June 30, 2002. Facility costs increased in the current quarter over last year due to the opening of our new headquarters office in Fairfax, Virginia and an office in Washington, D.C.  Our total general and administrative headcount decreased to 125 personnel as of June 30, 2003 compared to 128 personnel as of June 30, 2002.

SALES AND MARKETING. Sales and marketing expenses increased 11.8% to $1.6 million in the three months ended June 30, 2003 from $1.5 million in the three months ended June 30, 2002. This increase was due to an increase in our marketing efforts.

AMORTIZATION OF INTANGIBLES.  For the three months ended June 30, 2003 and June 30, 2002, we incurred $213 thousand of amortization of expense related to the $4.5 million of intangibles we recorded in connection with the value of contracts and customer relationships acquired in the November 2001 acquisition of Troy, and the June 2002 acquisition of Vector.

INVESTMENT AND OTHER INCOME.  For the three months ended June 30, 2003, we earned $306 thousand of interest income and net gains on sales of securities.  We also had a $ 234 thousand gain from our investment in our corporate headquarters building.  For the three months ended June 30, 2002, we had $489 thousand of interest income and net losses on sales of securities.  We also had a $20 thousand loss from the investment in our corporate headquarters building.  Interest income was less in 2003 due to reduced interest rates.  The increase in the gain from the investment in our corporate headquarters building was a result of the building going into operation in December 2002.

INTEREST EXPENSE.   For the three months ended June 30, 2003, we incurred interest expense of $662 thousand principally related to our corporate headquarters building.  For the three months ended June 30, 2002, we incurred $5 thousand of interest expense, there was no interest expense related to the corporate headquarters building during this period of time.

OPERATING INCOME. Operating income increased 4.3% to $7.6 million in the three months ended June 30, 2003 from $7.5 million in the three months ended June 30, 2002. This increase was due primarily to increased revenues and lower direct cost mix.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2002

REVENUES. For the six months ended June 30, 2003, our total revenues increased by 8.3%, or $87.7 million over the same period last year. The increase in revenues primarily reflects an increase in the volume of services to existing clients and services to new clients. Services to new clients represent approximately 4% of revenues.  We saw a reduction in revenue from the EDS (Navy Marine Corps Intranet) contract during the current period versus last year as the program went from its initial engineering phase into a production phase.  Although revenue increased, the growth was limited by the late passage and signing of the Federal civilian agency budgets.

DIRECT COSTS. For the six months ended June 30, 2003, direct costs increased by 8.8%, or $4.3 million, over the same period last year.  Direct costs increased as a percentage of revenues for the period ended June 30, 2003, to 60.1% as compared to 59.8% in the same period last year.  This increase was attributable primarily to the delays related to the passage and signing of the Federal civilian agency budgets and the associated lack of new project startups during this period.  New project startups normally allow for the recovery of increases in labor costs, which for us go into effect January 1st of each year.

GROSS PROFIT. Gross profit increased by 7.6% to $35.0 million in the six months ended June 30, 2003 from $32.6 million in the six months ended June 30, 2002. Gross profit as a percentage of revenues decreased to 39.9% in the six months ended June 30, 2003 from 40.2% in the six months ended June 30, 2002, as direct costs grew at a faster rate than revenues.  As previously indicated revenues were impacted by the late passage and signing of the Federal civilian agency budgets.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 17.5% to $18.2 million in the six months ended June 30, 2003 from $15.5 million in the six months ended June 30, 2002. Facility costs increased in the current period over last year due to the opening of new headquarters office in Fairfax, Virginia and an office in Washington, D.C.  Our total general and administrative headcount decreased to 125 employees as of June 30, 2003 compared to 128 employees as of June 30, 2002.

SALES AND MARKETING. Sales and marketing expenses increased 1.3% to $3.1 million in the six months ended June 30, 2003 from $3.0 million in the six months ended June 30, 2021. This increase was due to an increase in our marketing efforts.

AMORTIZATION OF INTANGIBLES.  For the six months ended June 30, 2003 and June 30, 2002, we incurred $426 thousand and $381 thousand, respectively, of amortization of expense related to the $3.0 million of intangibles we recorded in connection with the value of contracts and customer relationships acquired in the November 2001 acquisition of Troy, and $1.5 million of intangibles in connection with the value of contracts and customer relationships acquired in the June 2002 acquisition of Vector.

INVESTMENT AND OTHER INCOME.  For the six months ended June 30, 2003, we earned $706 thousand of interest income and net gains on sales of securities.  We also had a $ 471 thousand gain from our investment in our corporate headquarters building.  For the six months ended June 30, 2002, we had $1.0 million of interest income and net losses on sales of securities.  We also had a $49 thousand loss from the investment in our corporate headquarters building.  Interest income was less in 2003 due to reduced interest rates.  The increase in the gain from the investment in our corporate headquarters building was a result of the building going into operation in December 2002.

INTEREST EXPENSE.   For the six months ended June 30, 2003, we incurred interest expense of $1.3 million principally related to our corporate headquarters building.  For the six months ended June 30, 2002, we incurred $6 thousand of interest expense, there was no interest expense related to the corporate headquarters building during this period of time.

OPERATING INCOME. Operating income decreased 2.3% to $13.3 million in the six months ended June 30, 2002 from $13.6 million in the six months ended June 30, 2002, due to the factors discussed above, including the late passage and signing of the Federal civilian agency budgets.

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

As a result of the factors above, period-to-period comparisons of our revenues and operating results may not be meaningful. You should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on our operating results and financial condition.

Liquidity and Capital Resources

Net cash provided by operating activities was $13.5 million for the six months ended June 30, 2003. Cash provided by operating activities was primarily from net income, adjusted for working capital changes, which were principally decreases in accounts receivable.

Net cash used by investing activities was $0.6 million for the six months ended June 30, 2003. During the six months ended June 30, 2003, we purchased $0.7 million of property and equipment and $5.4 million of net long-term investments, invested $0.2 in capitalized software, while selling $ 5.3 million of net short-term investments and receiving $0.4 million of distributions from the investment in our building joint venture.

Net cash provided by financing activities was $2.3 million from the sale of common stock to employees upon the exercise of their stock options and purchase of stock through the employee stock purchase plan for the six months ended June 30, 2003.

We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

We maintain a $10.0 million line of credit with Bank of America, bearing interest at the LIBOR Rate plus 250 basis points per annum, which expires on June 30, 2005. As of June 30, 2003, we had no borrowings outstanding under the line of credit. As of June 30, 2002, we had outstanding $2.8 million in letters of credit in lieu of rent deposits.

Under some of our fixed-price contracts, we receive advance payments for work to be performed in future months. If we do not perform the work, the unearned portion of these advances will be returned to our clients. At June 30, 2003, our accounts receivable turnover rate, net of advance payments on contracts, was approximately four times a year.

Recent Accounting Pronouncements

In November 2002, the FASB’s Emerging Issues Task Force, or EITF, finalized EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables are within the scope of other existing higher-level authoritative accounting literature. We must adopt the provisions of EITF 00-21 for new contracts entered into on or after July 1, 2003. We have already adopted the provisions of EITF 00-21 and the adoption has not had a material impact on our financial position, results of operations or cash flows.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” (“FIN 45”) was issued. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantors’ accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are applicable to interim or annual periods that end after December 15, 2002, and did not have an impact on the June 30, 2003 financial statements. The provisions for initial recognition and measurement under FIN 45 are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The initial recognition and measurement provisions under FIN 45 did not have any impact on our financial statements.

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

On May 31, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  FAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position.  FAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities—all of whose shares are mandatorily redeemable. FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of FAS 150 will not have any impact on our financial statements.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The matters discussed in this Form 10-Q include forward-looking statements that involve risks or uncertainties. While forward-looking statements are sometimes presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which we have little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to our future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the Forward-Looking Statements. Factors that could cause actual results to differ from Forward-Looking Statements include the concentration of our revenues from government clients, risks involved in contracting with the government, difficulties we may have in attracting, retaining and managing professional and administrative staff, fluctuations in quarterly results, risks related to acquisitions, risks related to competition and our ability to continue to win and perform efficiently on contracts, and other risks and factors identified from time to time in our reports filed with the SEC, including those identified under the section entitled “Risk Factors” in our Registration Statement on Form 10-K/A (SEC File No. 000-30271) as amended which hereby is incorporated by reference. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

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

Our management, under the supervision and with the participation of David C. Karlgaard, our Chief Executive Officer, and Stuart R. Lloyd, our Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end the quarter covered by this report.  Based on that evaluation, Messrs. Karlgaard and Lloyd concluded that our disclosure controls and procedures were effective.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or after March 18, 2003, several purported class action complaints were filed against us and certain of our officers in the United States District Court for the Eastern District of Virginia.  The complaints allege that between October 22, 2002 and March 14, 2003, the defendants made, or were aware of false and misleading statements which had the effect of inflating the market price of our stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The complaints do not specify the amount of damages sought.  We believe that the plaintiffs’ claims are without merit, and we intend to defend the cases vigorously.  In addition, a stockholder’s legal counsel sent a letter of demand that the Board of Directors investigate the same charges addressed in the class actions suits.  The Board is addressing this request.

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

(a)  The Company held its Annual Meeting of Stockholders on May 21, 2003 (the “Annual Meeting”).

(b)  n/a

(c)  The following matters were voted upon at the Annual Meeting:

(i)  The election of three directors to serve until the 2006 annual meeting of stockholders, and until their successors are elected and duly qualified, with 98.9% of the Common Stock present and voting at the meeting voting for Dr. David C. Karlgaard, Mr. R. Jerry Grossman and Mr. B. Gary Dando as follows:

NOMINEE	FOR	AGAINST OR WITHHELD
David C. Karlgaard	25,717,900	296,236
R. Jerry Grossman	25,717,900	296,236
B. Gary Dando	25,717,900	296,236

(ii) The ratification of the appointment of PricewaterhouseCoopers LLP as our independent auditors for the year ended December 31, 2003 was ratified by 99.4% of the shares of Common Stock present and voting at the meeting. (Votes for: 25,847,563; votes against or withheld: 102,555; abstain: 64,018; broker non-votes: 0).

ITEM 5. OTHER INFORMATION

None

ITEM 6 (A) EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.1*	Certificate of Incorporation

3.2*	By-Laws

10.1*	Office Lease Agreement between Building IV Associates L.P. and the Registrant

10.2*	Amendment No. 1 to Office Lease Agreement between Building IV Associates L.P. and the Registrant

10.3*	Office Lease Agreement between Building V Associates L.P. and the Registrant

10.4*	Employment Agreement between the Registrant and David C. Karlgaard, dated January 1, 2000

10.4.1	Key Executive Severence Plan between Registrant and David C. Karlgaard, dated July 23, 2003

10.5*	Employment Agreement between the Registrant and Paul G. Rice, dated January 1, 2000

10.5.1	Key Executive Severence Plan between Registrant and Paul G. Rice, dated July 23, 2003

10.6*	Employment Agreement between the Registrant and Alan H. Harbitter, dated January 1, 2000

10.6.1	Key Executive Severence Plan between Registrant and Alan H. Harbitter, dated July 23, 2003

10.7*	Employment Agreement between the Registrant and Stuart R. Lloyd, dated December 31, 1998

10.8*	2000 Stock Incentive Plan

10.9*	1995 Nonqualified Stock Option

10.10*	1987 Stock Option Agreement, as amended

10.11*	Nonqualified Executive Supplemental Retirement Program Agreement dated December 1998

10.12*	2000 Employee Stock Option Plan

10.13*	Amended and Restated Loan Agreement between the Registrant and NationsBank, N.A.

10.14**	Amendment No. 2 to Office Lease Agreement between Building IV Associates L.P. and PEC Solutions, Inc.

10.15**	Amendment No. 3 to Office Lease Agreement between BuildingIV Associates L.P. and PEC Solutions, Inc.

10.16**	Office Lease Agreement between Building VI L.C. and PEC Solutions, Inc.

10.17***	First Amendment to Lease Agreement between Building VI L.C. and PEC Solutions, Inc.

10.18***	Second Amendment to Lease Agreement between Building VI L.C. and PEC Solutions, Inc.

10.19***	Operating Agreement between Building VI Investment L.C. And PEC Solutions, Inc.

10.20***	First Amendment to Operating Agreement between Building VI Investment L.C. and PEC Solutions, Inc.

10.21***	Bank of America Financing and Security Agreement

10.22***	Bank of America Promissory Note

10.23***	Bank of America Revolving Note

10.24*****	Amendment to Bank of America Promissory Note

10.25*****	Amendment to Bank of America Revolving Note

10.26	Amended and Restated Bank of America Revolving Credit Note

10.27	Amended and Restated Bank of America Financing and Security Agreement

10.28	Key Executive Severance Plan between Registrant and Christos Bratiotis, dated July 23, 2003

10.29	Key Executive Severance Plan between Registrant and John T. Forbus, dated July 23, 2003

10.30	Key Executive Severance Plan between Registrant and Charles E. Owlett, dated July 23, 2003 (to be filed with September 30, 2003 Form 10-Q)

21.1****	Subsidiaries of PEC Solutions, Inc.

*                               Incorporated herein by reference to the Company’s Registration Statement on Form S-1, No. 333-95331.

**                        Incorporated herein by reference to the Company’s Annual Report on Form 10K/A filed on April 19, 2001.

***                 Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed August 13, 2001.

****          Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2002.

*****   Incorporated herein by reference to the Company’s Quarterly Report Form 10Q/A filed on May 14, 2003.

(b)  None

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

BY: /s/ STUART R. LLOYD
DATE: AUGUST 14, 2003	STUART R. LLOYD
CHIEF FINANCIAL OFFICER, SENIOR VICE PRESIDENT AND DIRECTOR
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)