Form 10-Q
period 2003-09-30
PEC SOLUTIONS INC
filed 2003-11-14
CIK 1103013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549 - 0001

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

As of November 14, 2003, 27,212,466 of the registrant’s Common Stock, par value $.01 per share, were outstanding.

PEC SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PEC SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	AS OF SEPTEMBER 30, 2003	AS OF DECEMBER 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,818	$21,176
Short-term investments	40,958	35,551
Accounts receivable, net	49,511	52,974
Other current assets	2,547	3,452
Total current assets	115,834	113,153

Property and equipment, net	27,108	27,967
Investments	38,562	26,790
Goodwill	16,932	16,932
Intangibles, net	3,062	3,700
Other assets	4,478	3,749
Total assets	$205,976	$192,291

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$7,627	$8,415
Advance payments on contracts	471	1,070
Retirement plan contribution payable	1,581	—
Accrued payroll	3,356	6,836
Accrued vacation	3,021	2,562
Other current liabilities	1,211	935
Total current liabilities	17,267	19,818

Long-term liabilities:
Supplemental retirement program liability	1,454	966
Deferred rent payable	1,680	1,341
Long-term lease obligation	22,995	22,822
Total long-term liabilities	26,129	25,129
Total liabilities	43,396	44,947

Commitments and contingencies

Stockholders’ equity:
Undesignated capital stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 27,164,883 and 26,792,565 shares issued and outstanding, respectively	272	268
Additional paid-in capital	93,981	91,071
Retained earnings	68,471	56,046
Accumulated other comprehensive loss	(144)	(41)
Total stockholders’ equity	162,580	147,344
Total liabilities and stockholders’ equity	$205,976	$192,291

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002
	(Unaudited)
Revenues	$43,295	$52,844	$131,025	$133,836
Operating costs and expenses:
Direct costs	25,821	30,359	78,503	78,789
General and administrative expenses	8,758	9,164	26,992	24,685
Sales and marketing expenses	1,250	1,205	4,331	4,246
Amortization of intangibles	213	175	638	556
Total operating costs and expenses	36,042	40,903	110,464	108,276
Operating income	7,253	11,941	20,561	25,560
Investment and other income	604	205	1,781	1,179
Interest expense	(664)	(1)	(1,986)	(7)
Income before income taxes	7,193	12,145	20,356	26,732
Provision for income taxes	2,751	4,743	7,786	10,439
Net income	$4,442	$7,402	$12,570	$16,293
Earnings per share:
Basic	$0.16	$0.28	$0.46	$0.62
Diluted	$0.15	$0.25	$0.42	$0.56
Weighted average shares used in computing earnings per share:
Basic	27,151	26,463	27,045	26,298
Diluted	29,978	29,566	29,811	29,176

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	NINE MONTHS ENDING
	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002
	(Unaudited)
Cash flows from operating activities:
Net income	$12,570	$16,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,096	1,094
Amortization of intangibles	638	556
Amortization of bond premium and discounts, net	164	(45)
Write-off of capitalized software	—	289
Deferred rent	340	294
Bad debt expense	15	—
Deferred income taxes	(540)	(339)
(Gain) loss from investment in building	(708)	69
Non-cash charge related to building	172	—
Other	(3)	—
Changes in operating assets and liabilities:
Accounts receivable, net	3,448	(14,116)
Other current assets	1,293	1,690
Other assets	(332)	258
Accounts payable and accrued expenses	(789)	8,311
Advance payments on contracts	(599)	773
Retirement plan contribution payable	1,581	1,801
Accrued payroll	(3,481)	(3,356)
Accrued vacation	460	664
Other current liabilities	277	(1,828)
Supplemental retirement program liability	487	(35)
Net cash provided by operating activities	17,089	12,373
Cash flows from investing activities:
Purchases of property and equipment	(1,005)	(1,009)
Proceeds from sale of property and equipment	18
Purchases of short-term investments	(47,115)	(68,734)
Proceeds from sale of short-term investments	41,444	65,027
Purchase of assets	—	(5,890)
Capitalized software	(493)	(215)
Purchases of long-term investments	(16,835)	(18,743)
Proceeds from sale of long-term investments	5,130	7,352
Distributions from building investment	640	—
Net cash used by investing activities	(18,216)	(22,212)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,769	3,714
Payments on capital lease obligations	—	(50)
Net cash provided by financing activities	2,769	3,664
Net increase in cash	1,642	(6,175)
Cash and cash equivalents at beginning of period	21,176	30,436
Cash and cash equivalents at end of period	$22,818	$24,261
Income taxes paid	$5,934	$8,819
Interest paid	$1,765	$7
Non-cash transactions:
Common stock repurchased and retired in exchange for shares in cashless exercise of stock options	$204	$195

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

1. Financial Statements

The accompanying consolidated financial statements, except for the December 31, 2002 balance sheet, are unaudited and have been prepared in accordance with accounting standards generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally in the United States have been omitted. In the opinion of management, all adjustments, consisting of normally recurring accruals, considered necessary for a fair presentation, have been included. It is suggested that these condensed financial statements be read in conjunction with the Company’s audited financial statements as of December 31, 2001 and 2002 and for each of the three years in the period ended December 31, 2002 included in the Company’s 2002 Form 10-K/A, as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2003, are not necessarily indicative of the operating results to be expected for the full year.

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

This information and the assumptions used for the nine months ended September 30, 2003 and 2002 for the Company’s stock option and stock purchase plans are summarized as follows:

	STOCK OPTION PLAN		STOCK PURCHASE PLAN
	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002

Volatility	45.92%	49.40%	45.92%	49.4%
Risk-free interest rate	3.96%	3.63%	1.01%	1.51%
Dividend yield	0%	0%	0%	0%
Expected lives	10 years	10 years	0.50 years	0.50 years

Weighted average fair value per share at grant date	$4.88	$4.07	$1.85	$2.99

The Company continues to apply the provisions of APB 25 and provide the pro forma disclosures in accordance with the provisions of SFAS Nos. 123 and 148. Under APB 25, the Company has not recorded in net income any stock-based employee compensation cost associated with the Company’s stock option plan, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option and stock purchase plans:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002
	(In thousands, except for per share amounts)
Net income, as reported	$4,442	$7,402	$12,570	$16,293
Pro forma compensation expense, net of tax	(1,056)	(921)	(3,449)	(1,956)

Pro forma net income	$3,386	$6,481	$9,121	$14,336

Net income per share:
Basic—as reported	$0.16	$0.28	$0.46	$0.62
Basic—pro forma	$0.12	$0.24	$0.34	$0.55
Diluted—as reported	$0.15	$0.25	$0.42	$0.56
Diluted—pro forma	$0.11	$0.22	$0.31	$0.49

3. Accounts Receivable

Accounts receivable consist of the following as of:

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
	(Dollars in thousands)
Billed accounts receivable	$36,154	$45,411
Unbilled accounts receivable:
Amounts currently billable	10,994	5,856
Revenues recorded in excess of contract value or funding	3,146	3,099
Progress payments	(471)	(1,070)
	49,823	53,296
Allowance for doubtful accounts	(312)	(322)
Accounts receivable, net	$49,511	$52,974

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

During the nine months ended September 30, 2003, the Company had two customers that accounted for more that 10% of revenue.  EDS (Navy Marine Corps Intranet) accounted for 10.4% of revenue, or $13.6 million.  At September 30, 2003, there was $5.0 million due from EDS.  DEA (Special Projects Division) accounted for 10.4 % of revenue, or $13.6 million.  At September 30, 2003, there was $4.6 million due from DEA.  At September 30, 2003, there was $6.3 million due on a subcontract for the Company’s biometric identification system.  The Company filed a lawsuit in Federal Court against the prime contractor in September 2003 to recover full payment on this receivable and expects to receive full payment.  During the nine months ended September 30, 2002, the Company had two customers that accounted for more than 10% of revenue.  EDS (Navy Marine Corps Intranet) accounted for 17.4% of revenue, or $23.3 million.  At September 30, 2002, there was $3.7 million due from EDS.  The biometrics contract accounted for 13.0% of revenue, or $17.4 million.  At September 30, 2002, there was $14.4 million due from the prime contractor.

4. Net Income Per Share

Basic and diluted earnings per share for the three months and nine months ended September 30, 2003 and 2002 were determined as follows:

	THREE MONTHS ENDED SEPTEMBER 30, 2002			NINE MONTHS ENDED SEPTEMBER 30, 2002
	(Dollars in thousands, except for per share amounts)
	NET INCOME	SHARES	PER SHARE	NET INCOME	SHARES	PER SHARE
Basic EPS	$7,402	26,463,487	$0.28	$16,293	26,297,815	$0.62
Effect of dilutive options	—	3,102,952	(0.03)	—	2,877,685	(0.06)
Diluted EPS	$7,402	29,566,439	$0.25	$16,293	29,175,500	$0.56

	THREE MONTHS ENDED SEPTEMBER 30, 2003			NINE MONTHS ENDED SEPTEMBER 30, 2003
	(Dollars in thousands, except for per share amounts)
	NET INCOME	SHARES	PER SHARE	NET INCOME	SHARES	PER SHARE
Basic EPS	$4,442	27,151,268	$0.16	$12,570	27,045,458	$0.46
Effect of dilutive options	—	2,826,607	(0.01)	—	2,765,416	(0.04)
Diluted EPS	$4,442	29,977,875	$0.15	$12,570	29,810,874	$0.42

5. Goodwill and Intangible Assets

The Company has recognized goodwill related to its acquisitions of Viking Technology, Inc. (“Viking”), Troy Systems, Inc. (“Troy”) and Vector Research, Inc. (“Vector”).  The Company only has one reporting unit.  Nonamortized intangible assets consist only of goodwill of $16.9 million.  The Company’s amortizable intangible assets include customer contracts and related relationships purchased in the acquisitions of Troy on November 20, 2001 and Vector on June 14, 2002.  The intangibles related to the Troy acquisition totaled $3.0 million and are amortized on a straight-line basis over a 4.5-year period.  The intangibles on the Vector purchase totaled $1.5 million and are being amortized on a straight-line basis over an 8.4-year period.  Total accumulated amortization as of September 30, 2003 was $1.5 million.  In accordance with the provisions of SFAS No. 142, the Company performed the appropriate annual impairment tests during the three months ended March 31, 2003 related to its stated goodwill, and determined that there was no impairment loss, and therefore no change was made to the carrying amount of goodwill.

Intangibles are amortized on a straight-line basis.  Estimated annual amortization expense for each of the five following calendar years is as follows:

Year ending December 31,	Amount
(Dollars in thousands)
2003	$851
2004	851
2005	851
2006	851
2007	296

6.  Investments

The Company has an ownership interest in an unconsolidated and affiliated company that owns an office building that the Company leases.  For the three and nine months ended September 30, 2003, the Company recorded income of $237,000 and $708,000, respectively, for its share of the affiliated company’s earnings..  It also received cash distributions of  $227,000 and $640,000, respectively from the investment.  For the three months and nine months ended September 30, 2002, the Company recorded losses of $20,000 and $69,000, respectively. There were no cash distributions for the three or nine months ended September 30, 2002.

7.  Other Comprehensive Gain (Loss)

Other comprehensive gain (loss), consisting of unrealized gains (losses) on investment securities was $1,000 and $(103,000), respectively, for the three months and nine months ended September 30, 2003, and $5,000 and  $(121,000), respectively, for the three months and nine months ended September 30, 2002.

8.  Contingencies

The Company is party to certain litigation and other legal proceedings arising in the ordinary course of business.  In the opinion of management, the outcome of such legal matters will not have a material adverse effect on the Company’s results of operations or financial condition.

On or after March 18, 2003, several purported class action complaints were filed against the Company and certain of its officers in the United States District Court for the Eastern District of Virginia.  The complaints allege that between October 22, 2002 and March 14, 2003, the defendants made, or were aware of false and misleading statements which had the effect of inflating the market price of the Company’s common stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The complaints were consolidated into a single action on June 13, 2003.  The consolidated complaint does not specify the amount of damages sought.  On September 8, 2003, the Company filed a motion to dismiss the consolidated complaint.  The Company believes that the plaintiffs’ claims are without merit, and intends to defend the cases vigorously.  In addition, a stockholder’s legal counsel sent a letter of demand that the Board of Directors investigate the same charges addressed in the class action suits.  The Board is addressing this request.

9.  Recent Pronouncements

In November 2002, the FASB’s Emerging Issues Task Force, or EITF, finalized EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables are within the scope of other existing higher-level authoritative accounting literature. The Company adopted the provisions of EITF 00-21 for new contracts entered into on or after July 1, 2003 with no material impact on its financial position, results of operations or cash flows.

In November 2002, FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, (FIN 45) was issued. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantors’ accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are applicable to interim or annual periods that ended after December 15, 2002, and did not have an impact on the September 30, 2003 financial statements. The provisions for initial recognition and measurement under FIN 45 are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The initial recognition and measurement provisions under FIN 45 did not have any impact on the Company’s financial statements.

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

On May 31, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  FAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position.  FAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities—all of whose shares are mandatorily redeemable. FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003.  The adoption of FAS 150 will not have any impact on the Company’s financial statements.

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

We derive substantially all of our revenues from fees for consulting services. We generate these fees from various types of contracts, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts. During the three months and nine months ended September 30, 2003, revenues from these contract types were approximately 57%, 26% and 17%, and 57%, 24% and 19% respectively, of total revenues. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts as the services are provided. We recognize revenues on fixed-price contracts using the percentage of completion method as services are performed over the life of the contract, based on the costs we incur in relation to the total estimated costs. We recognize and make provisions for any anticipated contract losses at the time we know and can estimate them. Fixed-price contracts are attractive to clients and, while subject to increased risks, provide opportunities for increased margins. We recognize revenues on cost-reimbursable contracts as services are provided. These revenues are equal to the costs incurred in  providing these services plus a proportionate amount of the fee earned. We have historically recovered all of our costs on cost-reimbursable contracts, which means we have lower risk and our margins are lower on these contracts.

Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. Existing clients from the previous year generated approximately 93% and 94% of our revenues in the three months and nine months ended September 30, 2003. As of September 30, 2003, we had 1,226 personnel.

In the three months and nine months ended September 30, 2003, we derived approximately 20% and 23%, respectively, of our revenues through relationships with prime contractors, who contract directly with the end-client and subcontract with us. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

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

Interest expense is primarily related to the corporate headquarters building.

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002
	(Dollars in thousands)
Statement of Income:
Revenues	$43,295	$52,844	$131,025	$133,836
Direct costs	25,821	30,359	78,503	78,789
Gross profit (a)	17,474	22,485	52,522	55,047
Other operating costs and expenses:
General and administrative expenses	8,758	9,164	26,992	24,685
Sales and marketing expenses	1,250	1,205	4,331	4,246
Amortization of intangibles	213	175	638	556
Total other operating costs and expenses	10,221	10,544	31,961	29,487
Operating income	7,253	11,941	20,561	25,560
Investment and other income	604	205	1,781	1,179
Interest expense	(664)	(1)	(1,986)	(7)
Income before income taxes	7,193	12,145	20,356	26,732
Provision for income taxes	2,751	4,743	7,786	10,439
Net income	$4,442	$7,402	$12,570	$16,293
As a Percentage of Revenues:

Revenues	100.0%	100.0%	100.0%	100.0%
Direct costs	59.6	57.5	59.9	58.9
Gross profit (a)	40.4	42.5	40.1	41.1
Other operating costs and expenses:
General and administrative expenses	20.2	17.3	20.6	18.4
Sales and marketing expenses	2.9	2.3	3.3	3.2
Amortization of intangibles	0.5	0.3	0.5	0.4
Total other operating costs and expenses	23.6	19.9	24.4	22.0
Operating income	16.8	22.6	15.7	19.1
Investment and other income	1.4	0.4	1.4	0.9
Interest expense	(1.5)	(0.0)	(1.5)	(0.0)
Income before income taxes	16.7	23.0	15.6	20.0
Provision for income taxes	6.4	9.0	6.0	7.8
Net income	10.3%	14.0%	9.6%	12.2%

(a)  Gross profit represents revenues less direct costs, which consist primarily of project personnel salaries and benefits and direct expenses incurred to complete projects.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES. For the three months ended September 30, 2003, our total revenues decreased by 18.1%, or $9.5 million over the same period last year.  Services to new clients represent approximately 7% of revenues.  Revenues were adversely impacted by the late passage and signing of the 2003 Federal civilian agency budgets.  We also saw a reduction in revenue from the EDS (Navy Marine Corps Intranet) contract during the current period versus last year, as the program went from its initial engineering phase into a production phase.  In addition, during the third quarter 2002 we received quick response orders in the amount of $13.1 million for our mobile biometric solutions related to the hiring of airport security personnel.

DIRECT COSTS. For the three months ended September 30, 2003, direct costs decreased by 14.9%, or $4.5 million, over the same period last year.  Direct costs increased as a percentage of revenues for the period ended September 30, 2003, to 59.6% as compared to 57.5% in the same period last year as a result of a change in contract mix and a lower labor utilization rate.  The rate for 2003 is in line with our historical rate whereas 2002 was higher due to the concentrated effort on the mobile biometric work.

GROSS PROFIT. Gross profit decreased by 22.3% to $17.5 million in the three months ended September 30, 2003 from $22.5 million in the three months ended September 30, 2002. Gross profit as a percentage of revenues decreased to 40.4% in the three months ended September 30, 2003 from 42.5% in the three months ended September 30, 2002, as a result of decreased labor utilization, changes in contract mix and the concentrated effort on the mobile biometric work in 2002.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 4.4% to $8.8 million in the three months ended September 30, 2003 from $9.2 million in the three months ended September 30, 2002.  Our total general and administrative headcount was 115 personnel as of September 30, 2003 compared to 126 personnel as of September 30, 2002.

SALES AND MARKETING. Sales and marketing expenses increased 3.7% in the three months ended September 30, 2003 from the three months ended September 30, 2002, both years had approximately $1.2 million in sales and marketing costs. This slight increase was due to an increase in our marketing efforts.

AMORTIZATION OF INTANGIBLES.  For the three months ended September 30, 2003 and September 30, 2002, we incurred $213,000 and $175,000, respectively, of amortization expense related to the $4.5 million of intangibles we recorded in connection with the value of contracts and customer relationships acquired in the November 2001 acquisition of Troy, and the June 2002 acquisition of Vector.

INVESTMENT AND OTHER INCOME.  For the three months ended September 30, 2003, we earned $367,000 of interest income and net gains on sales of securities.  We also had $ 237,000 of income from our investment in our corporate headquarters building.  For the three months ended September 30, 2002, we had $225,000 of interest income and net losses on sales of securities.  We also had a $20,000 loss from the investment in our corporate headquarters building.  The increase in the gain from the investment in our corporate headquarters building was a result of the building going into operation in December 2002.

INTEREST EXPENSE.   For the three months ended September 30, 2003, we incurred interest expense of $664,000 principally related to our corporate headquarters building.  For the three months ended September 30, 2002, we incurred $1,000 of interest expense, there was no interest expense related to the corporate headquarters building during this period of time.

OPERATING INCOME. Operating income decreased 39.3% to $7.3 million in the three months ended September 30, 2003 from $11.9 million in the three months ended September 30, 2002. This decrease was due primarily to the concentration of the quick response for our mobile biometric solutions related to the hiring of airport security personnel in the third quarter of 2002.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES. For the nine months ended September 30, 2003, our total revenues decreased by 2.1%, or $2.8 million over the same period last year.  Services to new clients represent approximately 6% of revenues.  Revenues were adversely impacted by the late passage and signing of the 2003 Federal civilian agency budgets.  We saw a reduction in revenue from the EDS (Navy Marine Corps Intranet) contract during the period versus last year as the program went from its initial engineering phase into a production phase.  In addition, during the third quarter 2002 we received quick response orders of $13.1 million for our mobile biometric solutions related to the hiring of airport security personnel

DIRECT COSTS. For the nine months ended September 30, 2003, direct costs decreased by 0.4%, or $300,000, over the same period last year.  Direct costs increased as a percentage of revenues for the period ended September 30, 2003, to 59.9% as compared to 58.9% in the same period last year, primarily due to the delays related to the passage and signing of the Federal civilian agency budgets and the associated lack of new project startups during this period.  New project startups increase revenues and allow for the recovery of increases in labor costs, which for us go into effect January 1st of each year.  The increase also was impacted by lower labor utilization, which was related to the concentration of the quick response for our mobile solutions related to the hiring of airport security personnel in 2002.

GROSS PROFIT. Gross profit decreased by 4.6% to $52.5 million in the nine months ended September 30, 2003 from $55.0 million in the nine months ended September 30, 2002. Due to the factors described above in “Revenues” and “Direct Costs”, gross profit as a percentage of revenues decreased to 40.1% in the nine months ended September 30, 2003 from 41.1% in the nine months ended September 30, 2002.   As previously indicated, revenues were impacted by the late passage and signing of the 2003 Federal civilian agency budgets and to the concentrated effort for the quick response for our mobile solutions related to the hiring of airport security personnel in 2002.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 9.3% to $27.0 million in the nine months ended September 30, 2003 from $24.7 million in the nine months ended September 30, 2002. Facility costs increased in the current period over last year due to the opening of new headquarters office in Fairfax, Virginia and an office in Washington, D.C.  Our total general and administrative headcount was 115 employees as of September 30, 2003 compared to 126 employees as of September 30, 2002.

SALES AND MARKETING. Sales and marketing expenses increased 2.0% to $4.3 million in the nine months ended September 30, 2003 from $4.2 million in the nine months ended September 30, 2002. This increase was due to a modest increase in our marketing efforts.

AMORTIZATION OF INTANGIBLES.  For the nine months ended September 30, 2003 and September 30, 2002, we incurred $638,000 and $556,000, respectively, of amortization of expense related to the $4.5 million of intangibles we recorded in connection with the value of contracts and customer relationships acquired in the November 2001 acquisition of Troy, and the June 2002 acquisition of Vector.

INVESTMENT AND OTHER INCOME.  For the nine months ended September 30, 2003, we earned $1.1 million of interest income and net gains on sales of securities.  We also had  $708,000 of income from our investment in our corporate headquarters building.  For the nine months ended September 30, 2002, we had $1.2 million of interest income and net losses on sales of securities.  We also had a $69,000 loss from the investment in our corporate headquarters building.   The increase in the gain from the investment in our corporate headquarters building was a result of the building going into operation in December 2002.

INTEREST EXPENSE.   For the nine months ended September 30, 2003, we incurred interest expense of $2.0 million principally related to our corporate headquarters building.  For the nine months ended September 30, 2002, we incurred $7,000 of interest expense, there was no interest expense related to the corporate headquarters building during this period of time.

OPERATING INCOME. Operating income decreased 19.6% to $20.6 million in the nine months ended September 30, 2002 from $25.6 million in the nine months ended September 30, 2002, due to the factors discussed above, including the late passage and signing of the 2003 Federal civilian agency budgets and the concentration of the quick response for our mobile biometric solutions related to the hiring of airport personnel in 2002.

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

The federal government’s fiscal year ends September 30. If a budget for the next fiscal year has not been approved by that date, our clients may have to suspend engagements that we are working on until a budget has been approved. Such suspensions may cause us to realize lower revenues until these engagements are reinstated or new engagements are awarded.  Further, a change in Presidential administrations and in senior government officials may affect the rate at which the federal government purchases technology, although we have not seen an impact with the 2001 change in administration.

As a result of the factors above, period-to-period comparisons of our revenues and operating results may not be meaningful. You should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on our operating results and financial condition.

Liquidity and Capital Resources

Net cash provided by operating activities was $17.1 million for the nine months ended September 30, 2003. Cash provided by operating activities was primarily from net income, adjusted for working capital changes, which were principally decreases in accounts receivable.

Net cash used by investing activities was $18.2 million for the nine months ended September 30, 2003. During the nine months ended September 30, 2003, we purchased $1.0 million of property and equipment $5.6 million of net short-term investments and $11.7 million of net long-term investments, invested $0.5 million in capitalized software, while receiving $0.6 million of distributions from the investment in our building joint venture.

Net cash provided by financing activities was $2.8 million from the sale of common stock to employees upon the exercise of their stock options and purchase of stock through the employee stock purchase plan for the nine months ended September 30, 2003.

We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

We maintain a $10.0 million line of credit with Bank of America, bearing interest at the one month LIBOR Rate plus 250 basis points per annum, which expires on June 30, 2005. As of September 30, 2003, we had no borrowings outstanding under the line of credit. As of September 30, 2003, we had outstanding $2.8 million in letters of credit in lieu of rent deposits.

Under some of our fixed-price contracts, we receive advance payments for work to be performed in future months. If we do not perform the work, the unearned portion of these advances will be returned to our clients. At September 30, 2003, our accounts receivable turnover rate, net of advance payments on contracts, was approximately four times per year.

Recent Accounting Pronouncements

In November 2002, the FASB’s Emerging Issues Task Force, or EITF, finalized EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables are within the scope of other existing higher-level authoritative accounting literature. We adopted the provisions of EITF 00-21 for new contracts entered into on or after July 1, 2003 with no material impact on our financial position, results of operations or cash flows.

In November 2002, FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, (FIN 45) was issued. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantors’ accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are applicable to interim or annual periods that end after December 15, 2002, and did not have an impact on the September 30, 2003 financial statements. The provisions for initial recognition and measurement under FIN 45 are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The initial recognition and measurement provisions under FIN 45 did not have any impact on our financial statements.

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

On May 31, 2003, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  FAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position.  FAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities—all of whose shares are mandatorily redeemable. FAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003.  The adoption of FAS 150 will not have any impact on our financial statements.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or after March 18, 2003, several purported class action complaints were filed against us and certain of our officers in the United States District Court for the Eastern District of Virginia.  The complaints allege that between October 22, 2002 and March 14, 2003, the defendants made, or were aware of false and misleading statements which had the effect of inflating the market price of our stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The complaints were consolidated into a single action on June 13, 2003.  The consolidated complaint does not specify the amount of damages sought.  On September 8, 2003, the Company filed a motion to dismiss the consolidated complaint.  We believe that the plaintiffs’ claims are without merit, and we intend to defend the cases vigorously.  In addition, a stockholder’s legal counsel sent a letter of demand that the Board of Directors investigate the same charges addressed in the class actions suits.  The Board is addressing this request.

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

On August 28, 2000, we acquired all of the outstanding capital stock of Viking for $2 million cash plus the assumption of debt in a business combination accounted for as a purchase. Viking is a provider of integrated software and advanced technology solutions for state and local law enforcement, fire and emergency medical service agencies. On November 20, 2001, we acquired all of the outstanding capital stock of Troy for $15.3 million cash plus common stock valued at $3.0 million (103,065 shares).  Troy derives revenue from system development, networking, engineering, integration services, and information systems security and its primary customer is the federal government.  On September 14, 2002, we acquired the assets of Vector, which consisted of their contracts with federal government agencies, for $5.7 million cash plus the assumption of $100,000 in liabilities.  Vector provided technology development and engineering services to the federal government.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6 (A) EXHIBITS

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.1*	Certificate of Incorporation

3.2*	By-Laws

10.1*	Office Lease Agreement between Building IV Associates L.P. and the Registrant

10.2*	Amendment No. 1 to Office Lease Agreement between Building IV Associates L.P. and the Registrant

10.3*	Office Lease Agreement between Building V Associates L.P. and the Registrant

10.4*	Employment Agreement between the Registrant and David C. Karlgaard, dated January 1, 2000

10.4.1******	Key Executive Severence Plan between Registrant and David C. Karlgaard, dated July 23, 2003

10.5*	Employment Agreement between the Registrant and Paul G. Rice, dated January 1, 2000

10.5.1******	Key Executive Severence Plan between Registrant and Paul G. Rice, dated July 23, 2003

10.6*	Employment Agreement between the Registrant and Alan H. Harbitter, dated January 1, 2000

10.6.1******	Key Executive Severence Plan between Registrant and Alan H. Harbitter, dated July 23, 2003

10.7*	Employment Agreement between the Registrant and Stuart R. Lloyd, dated December 31, 1998

10.7.1	Amendment to Employment Agreement between the Registrant and Stuart R. Lloyd, dated September 30, 2003

10.8*	2000 Stock Incentive Plan

10.9*	1995 Nonqualified Stock Option

10.10*	1987 Stock Option Agreement, as amended

10.11*	Nonqualified Executive Supplemental Retirement Program Agreement dated December 1998

10.12*	2000 Employee Stock Option Plan

10.13*	Amended and Restated Loan Agreement between the Registrant and NationsBank, N.A.

10.14**	Amendment No. 2 to Office Lease Agreement between Building IV Associates L.P. and PEC Solutions, Inc.

10.15**	Amendment No. 3 to Office Lease Agreement between Building IV Associates L.P. and PEC Solutions, Inc.

10.16**	Office Lease Agreement between Building VI L.C. and PEC Solutions, Inc.

10.17***	First Amendment to Lease Agreement between Building VI L.C. and PEC Solutions, Inc.

10.18***	Second Amendment to Lease Agreement between Building VI L.C. and PEC Solutions, Inc.

10.19***	Operating Agreement between Building VI Investment L.C. And PEC Solutions, Inc.

10.20***	First Amendment to Operating Agreement between Building VI Investment L.C. and PEC Solutions, Inc.

10.21***	Bank of America Financing and Security Agreement

10.22***	Bank of America Promissory Note

10.23***	Bank of America Revolving Note

10.24*****	Amendment to Bank of America Promissory Note

10.25*****	Amendment to Bank of America Revolving Note

10.26******	Amended and Restated Bank of America Revolving Credit Note

10.27******	Amended and Restated Bank of America Financing and Security Agreement

10.28******	Key Executive Severance Plan between Registrant and Christos Bratiotis, dated July 23, 2003

10.29******	Key Executive Severance Plan between Registrant and John T. Forbus, dated July 23, 2003

10.30	Key Executive Severance Plan between Registrant and Charles E. Owlett, dated July 23, 2003

21.1****	Subsidiaries of PEC Solutions, Inc.

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

**                        Incorporated herein by reference to the Company’s Annual Report on Form 10K/A filed on April 19, 2001.

***                 Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed August 13, 2001.

****          Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed on March 29, 2002.

*****   Incorporated herein by reference to the Company’s Quarterly Report Form 10Q/A filed on May 14, 2003.

******  Incorporated herein by reference to the Company’s Quarterly Report Form 10Q filed on August 14, 2003.

(b)  None

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

BY: /s/ STUART R. LLOYD
DATE: NOVEMBER 14, 2003	STUART R. LLOYD
CHIEF FINANCIAL OFFICER, SENIOR VICE PRESIDENT AND DIRECTOR
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)