Form 10-K
period 2003-12-31
PEC SOLUTIONS INC
filed 2004-03-15
CIK 1103013

Use these links to rapidly review the document
FORM 10-K INDEX
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        The aggregate market value of voting stock held by non-affiliates of the registrant was $198,975,964 based upon the closing price on the Nasdaq National Market on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2003).

        Number of shares of Common Stock outstanding as of February 27, 2004 was: 27,308,207 shares.

Documents Incorporated By Reference:

        Part III—Proxy Statement for the 2004 Annual Meeting of Stockholders on May 19, 2004. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2003.

FORM 10-K
INDEX

PART I

Item 1. Business

Overview

        PEC Solutions, Inc. (www.pec.com) is a professional services firm providing high-end solutions that help government clients harness the power of the Internet and other advanced technologies to improve mission performance. We specialize in Web-Enabling Government® by providing secure, interoperable technology solutions for clients in homeland security, law enforcement, intelligence, defense, and civilian agencies within the federal government and at state and local levels. As a total solutions provider, we address the full technology lifecycle, including formulating technology strategies, creating business solutions, performing long-term operational management and continuing enhancement of the solution.

        Our clients have included every cabinet-level department of the federal government as well as numerous additional entities at the federal, state and local levels. This group includes a cross-section of civil, law enforcement, intelligence and judicial government organizations. Our largest clients include the Drug Enforcement Administration, EDS, the prime contractor for the Navy Marine Corps Intranet ("NMCI") program, the Department of Homeland Security, the Veterans Benefits Administration, the Internal Revenue Service, the Bureau of Alcohol, Tobacco and Firearms, the Department of Defense and the intelligence community. Since 1999, we have provided more than $585 million of services in the government market and have increased revenues at approximately a 34% compound annual growth rate.

        PEC Solutions, Inc. was originally incorporated under the laws of the Commonwealth of Virginia as Performance Engineering Corporation ("PEC") on June 25, 1985. On January 1, 2000, PEC was reincorporated under the laws of Delaware as PEC Solutions, Inc.

Industry Background

        Government has emerged in recent years as one of the leading purchasers of advanced technology solutions. The federal government's 2004 approved budget allocates $56.3 billion for information technology spending. According to INPUT, a research firm that tracks federal government spending trends, the federal government will spend $13.9 billion on information technology services by 2008, up from $10.3 billion in 2004. This represents a five-year compound annual growth rate of 6.56 percent.

Efforts to Improve Homeland Security and Mount Counter-Terrorism Programs will Stimulate Government Technology Spending

        We believe that the events of September 11, 2001, resulted in escalating priorities relating to the needs of the nation's law enforcement infrastructure, and in the broader areas of national defense and homeland security. The President's 2004 budget provides continued strong support for federal information technology spending. Much of the spending focuses on homeland security and electronic government. We believe that high-end technology solutions providers, with strong legacy practices and client bases in the agencies and government verticals relating to homeland security, law enforcement, intelligence and defense, could experience increases in demand as the federal market moves forward.

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

        Changes over the mid to late 1990's in federal government contract procurement and compliance regulations have streamlined the government's buying practices, resulting in a more commercial approach to the procurement and management of technologies and services. As a result, procurement lead times have decreased and government buyers now have greater flexibility to purchase services on the basis of distinguishing corporate capabilities and successful past performance. Federal government entities now are able to award contracts based on factors other than price alone, if they judge that the government would receive a greater value. In addition, the General Services Administration's extension of basic government-wide contract vehicles for procuring technology components and services, the GSA Schedules, makes purchasing technology services easier and faster. Federal government buyers can now order services directly from pre-approved providers instead of using a time-consuming bid solicitation process. We believe that these changes have improved our ability to successfully pursue business in the government market. There are currently no proposed changes to government procurement regulations that we believe will materially affect our business in the immediate future.

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

Our Solution

        We are a high-end technology solutions provider that addresses the needs and particular challenges of the evolving government market by combining the following key elements in our solutions:

Total Solutions Provider Capabilities

        As a total solutions provider, we address the full technology lifecycle through our deep technical capabilities and extensive government domain knowledge. We possess a wide range of the specialized skills needed for government technology engagements including: strategic technology consulting; program management; system architectural design; network engineering; applications development; and systems integration, deployment and operational support. We relieve our clients of the details of the application and management of technologies so they can focus on their core competencies and mission. Our mission-critical solutions integrate an organization's back-office processes and legacy systems with customized applications, and enhance the interoperability and accessibility of critical enterprise data.

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

Deep Technology Expertise

        We have expertise in the critical underlying infrastructure technologies necessary to support fully web-based enterprises, including security, intranets, applications development and enterprise management. We have direct experience with the legacy automation architectures found in government agencies, allowing us to craft solutions that take advantage of the substantial investments our clients have in legacy systems. Our employees have experience with emerging technologies, web-enabling tools and vendors such as Microsoft, Oracle, Cisco, IBM/Lotus, IBM/Tivoli, Entrust and Linux.

Reusable Solution Sets

        For portions of our business, we develop reusable solution sets that can be reapplied to requirements commonly encountered in our markets. We develop the software code and components comprising these reusable solution sets based on our government domain expertise. These solutions enable us to give our clients the benefit of our knowledge and experience in addressing complex mission challenges and to develop and implement solutions more quickly and efficiently. We focus our efforts on customizing solutions to meet our clients' specific needs and to deliver reliable solutions based on components that have been tested and perfected through repeated use.

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

Our Strategy

        Our strategy is to continue to grow by capitalizing on our leadership position in the government technology solutions market. Our strategies for obtaining this objective include:

Maintaining Our Technology Leadership Position

        We will continue to focus on high-end engagements that require specialized knowledge of emerging technologies. We intend to maintain our technology leadership by recruiting employees who will add to our inventory of technology skills and by refining the skills and capabilities of our existing staff through training, certification and hands-on laboratory experimentation. We seek to work closely with our technology partners to share expertise and innovations and to stay well ahead of competitors in the practical aspects of applying and integrating emerging technologies.

Increasing Federal Government Market Penetration

        We endeavor to capitalize on our long-term relationships with government clients and our reputation within the government market to cross-sell our full range of services to our existing client base and to expand into organizations in the federal government for which we have not already performed services. We pursue these opportunities through a continued active sales and marketing effort and by continuing to promote the success stories stemming from our aggressive application of government technology solutions. We also strive to leverage our relationships with our technology providers and their sales resources to obtain new federal government clients.

Enhancing the PEC Solutions Brand and Culture

        We are implementing an aggressive program to build the identity and awareness of the PEC Solutions brand in order to improve our visibility in the marketplace and to attract the best and brightest employees. We seek to hire and retain outstanding professionals, provide incentives to achieve corporate goals and maintain a culture that fosters innovation. We will continue to emphasize professional development and training of our employees. We maintain an active internal communications program to promote a team culture and foster high employee morale. We also continue to emphasize our corporate technology infrastructure to facilitate the sharing of knowledge among our employees.

Expanding Our Presence in State and Local Government and Selected Commercial Markets

        We attempt to leverage our domain expertise and deep technology skills for providing services to state and local governments. We also explore available opportunities to expand our business of web-enabling private sector organizations that operate in highly regulated industries and that have significant interactions with the government agencies with which we work. We believe our existing solution sets, such as case management systems, criminal suspect booking stations, and land and financial records automation, are applicable to projects at the state and local level, as well as at private sector organizations.

Undertaking a Disciplined Acquisition Program

        We are seeking to broaden our capabilities and client base and extend our geographic presence in state and local government markets by acquiring select businesses. Acquired businesses will perform similar technical work for organizations outside our current client base, will support solution sets that are consistent with and extend our web-enabling strategy, or will be located in geographic areas strategic to significant state and local governments and programs.

Our Services

        As a provider of government technology solutions, we offer a variety of services across the full technology lifecycle. These services include:

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

Recent Developments

        On January 28, 2004, the United States District Court for the Eastern District of Virginia dismissed the class action complaint that had been filed against us and certain of our officers. Plaintiffs have filed notice of appeal. In addition, an independent committee of the Board, which had received a demand letter to investigate the same charges, concluded after its investigation and based on its business judgement to reject the demand letter.

Sales and Marketing

        Our marketing efforts are focused on creating awareness of opportunities in government technology innovation, establishing PEC Solutions as a leader in this new category and building the PEC Solutions brand.

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

        As of December 31, 2003, we had 1,223 personnel. Of our total personnel, 1,107 were consulting and service delivery professionals, and 116 were management and administrative personnel performing corporate marketing, human resources, finance, accounting, legal, internal information systems and administrative functions. None of our personnel is represented by a collective bargaining unit. As of March 15, 2004, comparative numbers were 1,220, 1,101 and 119, respectively.

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

Competition

        Our current competitors include, and may in the future include, the following:

  •
  information technology services providers and large government contractors such as American Management Systems, Accenture, Booz, Allen & Hamilton, Computer Sciences Corporation, Electronic Data Systems, Bearing Point, International Business Machines, Science Applications International Corporation, Unisys, Lockheed Martin and Northrop Grumman; and

  •
  Internet professional services providers.

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

Backlog

        Our current funded backlog is approximately $76 million. Our contracts typically are funded incrementally, and therefore the funded backlog only represents that portion of the contract value. Funding occurs as work progresses. The federal civilian budget normally is signed before the end of the calendar year. The 2003 and 2004 Federal civilian budgets were not signed until the end of February 2003 and January 2004, respectively, which adversely effected the funding of contracts. Our average contract/task performance period runs between 10 to 12 months. Our backlog is typically subject to large variations from quarter to quarter as existing contracts/tasks are renewed or new contracts are awarded. Additionally, all federal government contracts, whether or not funded, may be terminated at the convenience of the government.

Environmental Issues

        We have not incurred any costs associated with environmental issues.

Risk Factors

Risk Factors Related to Our Business

Substantially all of our revenues would be threatened if our relationships with agencies of the federal government were harmed

        Our largest clients are agencies of the federal government. If the federal government in general, or any significant government agency, uses less of our services or terminates its relationship with us, our revenues would decline substantially, and our business would be seriously harmed. During 2003, contracts with the federal government and contracts with prime contractors of the federal government accounted for approximately 93% of our revenues. During that same period, our ten largest clients, all agencies of the federal government, generated approximately 61% of our revenues, with the top five clients accounting for 41% of our revenues. We believe that federal government contracts are likely to continue to account for a significant portion of our revenues for the foreseeable future. The volume of work that we perform for a specific client, however, is likely to vary from year to year, and a significant client in one year may not use our services as extensively, or at all, in a subsequent year.

Major changes to the government's fundamental organization could negatively impact revenues

        The recent establishment of the Department of Homeland Security, the largest government reorganization since 1947, required new and enhanced oversight of technology spending programs at the numerous and disparate agencies being rolled into the new organization. In some cases, certain technology projects are being temporarily halted until an Office of Management and Budget review can be held to determine that technology spending will not be duplicated and thus wasted. This can materially impact our ability to begin or proceed on work for clients affected by the reorganization. Any future reorganization, or delays in technology spending that might result as the reorganization is implemented, could adversely impact company revenues.

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

Failing to maintain strong relationships with prime contractors could result in a decline in our revenues

        We derived approximately 23% of our revenues during 2003 through our relationships with prime contractors, which, in turn, have contractual relationships with end-clients. One of our prime contractors, EDS (NMCI), accounted for approximately 9.5% of our revenues during 2003. We expect to continue to depend on these relationships for a material portion of our revenues in the foreseeable future. If any of these prime contractors eliminate or reduce their engagements with us, or have their engagements eliminated or reduced by their end-clients, we will lose a source of revenues, which, if not replaced, will adversely affect our operating results.

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

We may lose money on fixed-price contracts if we miscalculate the resources we need to complete the contract

        We derived approximately 24% of our revenues in 2003 from fixed-price contracts. We anticipate a material portion of our future engagements will continue to be contracted at a fixed price. Unlike time and materials contracts, for which we are reimbursed based on our actual expenditures of resources, fixed-price contracts require us to price our contracts by predicting our expenditures in advance. If we miscalculate the resources we need to complete fixed-price engagements, our operating results could be seriously harmed because we are not compensated for the higher costs.

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

Continued involvement in Iraq, or other nations, could impact federal government spending on our civilian and defense programs

        Although our work focuses primarily on our clients' mission-critical programs, continued involvement in Iraq or a war in another country could change the federal government's spending priorities for domestic and military programs. Spending on our clients' programs could also be negatively impacted by Congress's unwillingness to pass the necessary appropriation bills required to pay for a war effort.

Risks Factors Related to the Government Technology Solutions Market

Competition could result in price reductions, reduced profitability and loss of market share

        Competition in the market for government technology solutions is intense. If we are unable to differentiate our services from those of our competitors, our revenue growth and operating margins may decline. Many of our competitors are larger and have greater financial, technical, marketing and public relations resources, larger client bases and greater brand or name recognition than us. Our larger competitors may be able to provide clients with additional benefits, including reduced prices. We may be unable to meet those prices, which may cause us to lose business and market share. Alternatively, we could decide to meet the lower prices, which could harm our profitability. If we fail to compete successfully, our business could be seriously harmed.

        Our current competitors include, and may in the future include, the following:

  •
  information technology services providers and large government contractors such as American Management Systems, Accenture, Booz-Allen & Hamilton, Computer Sciences Corporation, Electronic Data Systems, Bearing Point, International Business Machines, Science Applications International Corporation, Unisys, Lockheed Martin and Northrop Grumman; and

  •
  Internet professional services providers.

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

Our growth will be harmed if a viable market for government technology services is not sustained

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

Our officers and directors directly own 53.0% of our stock and can control matters submitted to stockholders for their approval

        Our directors and executive officers directly own, in the aggregate, 53.0% of our outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of PEC Solutions.

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

        In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder.

Website Access to Reports

        Our filings with the U.S. Securities and Exchange Commission (the "SEC") and other information, including our Ethics Policy, can be found on the PEC Solutions website (www.pec.com). Information on our website does not constitute part of this report.

        We make available free of charge, on or through our Internet website, as soon as reasonably practicable after they are electronically filed or furnished to the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934.

Item 2. Properties

        Our operations occupy approximately 365,000 square feet of space located in Alexandria, Fairfax, Falls Church and Norfolk, Virginia; Baltimore and Columbia, Maryland; Washington, D.C.; San Diego, California; San Antonio, Texas; and Trevose, Pennsylvania. We also have employees working at client sites throughout the United States. The large majority of the space is office space, all of which is leased. For lease commitment information, reference is made to Note 15 in the accompanying consolidated financial statements. Existing facilities are considered to be generally suitable and adequate for our present needs. We have a 48% equity interest in the company that owns our newest building in Fairfax, Virginia. Future contracts may require us to lease additional office space in other cities located in the United States.

Item 3. Legal Proceedings

        On and after March 18, 2003, several purported class action complaints were filed against us and certain of our officers in the United States District Court for the Eastern District of Virginia. The complaints allege that between October 22, 2002 and March 14, 2003, the defendants made, or were aware of, false and misleading statements which had the effect of inflating the market price of our stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints were consolidated into a single action on June 13, 2003. The complaint was dismissed by the Court on January 28, 2004. Plaintiffs have filed notice of appeal. In addition, a stockholder's legal counsel sent a letter of demand that the Board of Directors investigate the same charges addressed in the class action suit. An independent committee of the Board concluded after its investigation and based on its business judgement to reject the demand letter.

        On September 11, 2003, we instituted a lawsuit in the United States District Court of Minnesota against NCS Pearson, Inc. for improperly withholding payment of funds owed to us under a subcontract, we contend that NCS Pearson has no legal basis to justify the withholding of payment and we are seeking recovery of $6.3 million in unpaid receivables plus interest and costs. The proceedings are moving according to schedule.

Item 4. Submission of Matters To a Vote of Security Holders

        None

PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters

        At February 27, 2004, we had approximately 7,100 holders of record of our common stock. We had 27,308,207 shares of common stock outstanding. Our stock began trading on the Nasdaq National Market on April 20, 2000 under the symbol "PECS". The following high and low sale prices indicated for our common stock are as reported on the Nasdaq National Market during each of the quarters indicated.

	High	Low
2003 Quarter Ended:
December 31	$18.760	$13.780
September 30	$22.990	$14.406
June 30	$16.380	$11.730
March 31	$33.140	$9.050
2002 Quarter Ended:
December 31	$38.250	$21.940
September 30	$27.690	$17.050
June 30	$28.690	$18.750
March 31	$44.440	$22.050

        In April 2000, we commenced and completed a firm commitment underwritten initial public offering of 3,000,000 shares of our common stock at a price of $9.50 per share. The shares were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-1 (No. 333-95331), which was declared effective on April 19, 2000. The public offering was underwritten by a syndicate of underwriters led by Donaldson, Lufkin & Jenrette Securities Corporation, Chase Securities Inc., Legg Mason Wood Walker, Incorporated; and DLJdirect Inc. as their representatives. After deducting underwriting discounts and commissions of approximately $2 million and expenses of approximately $0.9 million, we received net proceeds of $25.6 million. We have used approximately $23 million of this amount to fund acquisitions and the balance to fund a portion of our investment in the limited liability company that owns our corporate headquarters building.

        We expect to retain future earnings, if any, for use in the operation and expansion of the business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        None

Item 6. Selected Financial Data

        Our selected consolidated financial data for the years ended December 31, 2003, 2002, 2001 2000 and 1999 have been derived from our audited consolidated financial statements. The 2003, 2002 and 2001 information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in our December 31, 2003, consolidated financial statements.

	1999	2000	2001	2002	2003
	(in thousands of dollars, except per share data)
Operating Results:
Revenues	$53,202	$68,305	$109,213	$182,185	$172,043
Gross profit (a)	22,793	30,996	48,797	74,908	69,681
Operating income	8,975	10,211	19,262	34,878	27,922
Net income	5,639	7,272	13,067	22,254	17,241
Earnings per share (b)(c)
Basic	0.33	0.34	0.54	0.84	0.64
Diluted	0.24	0.30	0.47	0.75	0.58
Financial Position:
Cash and cash equivalents	$7,981	$14,656	$30,436	$21,176	$33,401
Working capital	13,311	43,182	83,627	93,336	106,256
Total assets	24,400	61,400	141,707	192,291	210,371
Long-term obligations (including long-term debt and capital leases)	—	—	2,937	22,822	23,062
Total stockholders' equity	15,283	50,700	118,428	147,344	168,582
Cash dividends declared per common share	$0.023	—	—	—	—

(a)
Gross profit represents revenues less direct costs, which consist primarily of project personnel salaries and benefits and direct expenses incurred to complete projects.

(b)
Per share amounts for all periods presented have been adjusted to reflect the 3 for 1 stock split in January 2000 and the 2 for 1 stock split in March 2000.

(c)
See footnote 3. "Goodwill and Intangibles" of the financial statements to see the impact of acquisitions on the financial results.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operation section includes "forward-looking statements," within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which we have little or no control. Forward-looking statements may be identified by words including "anticipate," "believe," "estimate," "expect" and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues from the U.S. Government and its agencies and departments (the "Government"), risks involved in contracting with the government, difficulties we may have in attracting, retaining and managing professional and administrative staff, fluctuations in quarterly results, risks related to acquisitions, risks related to competition and our ability to continue to win and perform efficiently on Government contracts, and other risks and factors identified from time to time in the reports we file with the U.S. Securities and Exchange Commission ("SEC"), including those identified under the caption "Risk Factors" in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

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

        In 2003, our revenues were adversely affected by the late passage and signing of both the 2003 and 2004 federal civilian budgets.

        We derive substantially all of our revenues from fees for consulting services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts. During 2003, revenues from these contract types were approximately 58%, 24% and 18%, respectively, of total revenues. We expect this approximate mix of business to continue in 2004. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts as the services are provided. We recognize revenues on fixed-price contracts using the percentage of completion method as services are performed over the life of the contract, based on the costs we incur in relation to the total estimated costs. We recognize and make provisions for any anticipated contract losses. However, if the contract has a service element, revenues are recognized on a straight-line basis over the term of the contract. In certain arrangements, we enter into contracts that include the delivery of a combination of two or more of our service offerings. Typically, such multiple-element arrangements incorporate the design, development or modification of systems and an ongoing obligation to manage, staff, maintain, host or otherwise run solutions and systems provided to the client. Such contracts are divided into separate units of accounting and the total arrangement fee is allocated to each unit based on its relative fair value. Revenue is recognized separately, and in accordance with our revenue recognition policy, for each element. Fixed- price contracts are attractive to clients, and while subject to increased risks, provide opportunities for increased margins. We recognize revenue on cost-reimbursable contracts as services are provided. These revenues are equal to the costs incurred in providing these services plus a proportionate amount of the fee earned. While our margins are lower on cost-reimbursable contracts we have historically recovered all of our costs on these contracts, which means we have lower risk.

        Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. Existing clients from the previous fiscal year generated approximately 93% of our revenues in 2003, approximately 86% of our revenues in 2002 and approximately 71% of our revenues in 2001. We manage our client development efforts through each of our strategic service groups, each having specific client responsibility and focus. As of December 31, 2003, we had 1,223 personnel and on February 27, 2004 we had xx personnel.

        In 2003, we derived approximately 23% of our revenue through relationships with prime contractors, which contract directly with the end-client and subcontract with us. With the exception of the EDS (NMCI) subcontract, in most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

        During 2003, we had one customer that accounted for more than 10% of our total revenue. The Drug Enforcement Agency (DEA) Special Projects Division accounted for 11% of the revenue.

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

        Other income consists primarily of interest income earned on our cash, cash equivalents and marketable securities and income from our investment in our corporate headquarters building.

Acquisitions

        On August 28, 2000, we acquired all of the outstanding capital stock of Viking for $2.0 million cash plus the assumption of debt in a business combination accounted for as a purchase. Viking was a provider of integrated software and advanced technology solutions to state and local law enforcement, fire, and emergency medical service agencies. The excess of purchase price over the fair value of the net assets was approximately $3.6 million. At the time of the acquisition, Viking had 20 personnel.

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

Critical Accounting Policies and Significant Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates and assumptions affecting the assets and liabilities (including contingent assets and liabilities) reported at the date of the consolidated financial statements and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates. Management bases its estimates on historical experience, current data, information related to performance and on various other assumptions that are believed to be reasonable under the circumstances. Those measurements that are most affected by management's estimates of future events are:

  •
  Revenue recognition.    Our revenue is derived primarily from contracts with the Federal government. In 2001, 2002 and 2003, 13%, 21%, 24% of our contracts were fixed-priced contracts. Revenues on fixed-price contracts are recognized using the percentage-of-completion method of accounting. Such revenues are recorded based on the percentage of costs incurred in the applicable reporting period compared to the most recent estimates of total costs to complete each contract. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs. In the event cost estimates indicate a loss on a contract, the total amount of such loss is recorded in the period. However, if the contract has a service element, revenues are recognized on a straight-line basis over the term of the contract. In certain arrangements, we enter into contracts that include the delivery of a combination of two or more of our service offerings. Typically, such multiple-element arrangements incorporate the design, development or modification of systems and an ongoing obligation to manage, staff, maintain, host or otherwise run solutions and systems provided to the client. Such contracts are divided into separate units of accounting and the total arrangement fee is allocated to each unit based on its relative fair value. Revenue is recognized separately, and in accordance with our revenue recognition policy, for each element.

  •
  Depreciation and amortization periods for long-lived assets, including property and equipment and intangibles.     In accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," we review our long-lived assets, including property and equipment and identifiable intangibles, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of long-lived assets, we evaluate the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If the future estimated undiscounted net cash flows will be less than the carrying amount of the long-lived assets, then such assets are written down to their fair value. We have not identified any events or circumstances that indicate the carrying value of long-lived assets may not be fully recoverable.

  •
  Realization values of various assets such as receivables and goodwill.    The allowance for doubtful accounts reflects management's best estimate of probable losses based on historical experience, known troubled accounts and other currently available information. Allowances are established for specific receivables when deemed appropriate. Goodwill is tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the goodwill below its carrying value. We completed our annual impairment test and concluded goodwill was not impaired. If actual market conditions are less favorable than those we have projected, or if an event occurs, or circumstances change that would more likely than not reduce the fair value of the goodwill below its carrying value, we may be required to recognize goodwill impairment charges.

Results of Operations

        The following table sets forth certain financial data as a percentage of total revenues for the periods indicated.

	Year Ended December 31,
	2001	2002	2003
Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%
Direct costs	55.3	58.9	59.5

Gross profit (a)	44.7	41.1	40.5

Operating costs and expenses:
General and administrative expenses	22.3	18.6	20.7
Sales and marketing expenses	4.0	3.0	3.1
Amortization of goodwill and intangibles	0.7	0.4	0.5

Total operating costs and expenses	27.0	22.0	24.3

Operating income	17.7	19.1	16.2
Investment and other income	1.9	0.8	1.3
Interest expense	—	(0.1)	(1.5)

Income before income taxes	19.6	19.8	16.0
Provision for income taxes	7.6	7.6	6.0

Net income	12.0%	12.2%	10.0%

(a)
Gross profit represents revenues less direct costs, which consist primarily of project personnel salaries and benefits and direct expenses incurred to complete projects.

2003 Compared with 2002

        Revenues.    Revenues decreased 5.6% to $172.0 million for 2003 from $182.2 million for 2002. Services to new clients represented approximately 7% of revenues, down from 14% in 2002. Revenues were adversely impacted by the late passage and signing of both the 2003 and 2004 federal civilian agency budgets. We also saw approximately a $13 million reduction in revenue from the EDS (Navy Marine Corps Intranet) subcontract during 2003 as compared to the prior year, as the program went from its initial engineering phase into a production phase. In addition, we saw a reduction of revenue of approximately $20 million related to our mobile biometric solutions work for the hiring of airport security personnel, as the program went from the full implementation phase to the sustaining phase.

        Direct Costs.    Direct costs decreased 4.6% to $102.4 million for 2003 from $107.3 million for 2002. Direct costs increased as a percentage of revenues to 59.5% for 2003, from 58.9% for 2002. This increase was attributable primarily to the delays related to the passage and signing of the federal civilian budgets and the associated delay of new project startups. New project startups normally allow for the recovery of increases in labor costs, which for us goes into effect on January 1 of each year.

        Gross Profit.    Gross profit decreased 7.0% to $69.7 million for 2003 from $74.9 million for 2002. Gross profit as a percentage of revenues decreased to 40.5% for 2003 from 41.1% for 2002, because direct costs grew at a faster rate than revenues. As previously indicated, revenues were negatively affected by the late passage and signing of the federal civilian budgets.

        General and Administrative Expenses.    General and administrative expenses increased 4.9% to $35.5 million for 2003 from $33.9 million for 2002. Facilities costs increased for 2003 over 2002 due to the opening of our new headquarters in Fairfax, VA and an office in Washington, DC. Our total general and administrative headcount decreased to 116 employees as of December 31, 2003, compared to 123 employees as of December 31, 2002.

        Sales and Marketing.    Sales and marketing expenses were approximately $5.4 million in both 2003 and 2002.

        Amortization of Intangibles.    For 2003, we incurred $851,000 of amortization expense related to the $4.5 million of intangibles we recorded in connection with the value of contracts and customer relationships acquired in the November 2001 acquisition of Troy, and the June 2002 acquisition of Vector. This compares to $769,000 of amortization expense in 2002.

        Operating Income.    Operating income decreased 19.9% to $27.9 million for 2003 from $34.9 million for 2002, due to the factors discussed above.

        Investment and Other Income.    For 2003, we earned $1.4 million of interest income and net gains on sales of securities. We also had $953,000 of income from our investment in our corporate headquarters building. For 2002, we had $1.6 million of interest income and net losses on sales of securities. We also had an $85,000 loss from the investment in our corporate headquarters building. The increase in the gain form the investment in our corporate headquarters was a result of the building going into operation in December 2002.

        Interest Expense.    For 2003 and 2002, we incurred interest expense of $2.7 million and $227,000, respectively, principally related to our corporate headquarters building.

        Environmental Costs.    We have not incurred any costs in association with environmental issues.

2002 Compared with 2001

        Revenues.    Revenues increased 66.8% to $182.2 million for 2002 from $109.2 million for 2001. The increase in revenue primarily reflects increases in the amount of services to existing clients and the mobile biometric solutions work. Approximately 47% of the increase was related to the Troy and Vector acquisitions. Services to new clients represented approximately 14% of revenues.

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

        Investment and Other Income.    For 2002, we earned $1.3 million of interest income and net gains on sales of securities. We also had a $85,000 loss from our investment in our corporate headquarters building. For 2001, we had $2.2 million of interest income and net losses on sales of securities. There was no income or loss related to the corporate headquarters building in 2001, since the building was under construction. The decrease in interest income was related to the decreases in interest rates, and the conversion of investments from taxable securities to tax-exempt securities.

        Interest Expense.    For 2002 and 2001, we incurred interest expense of $227,000 and $4,000, respectively. Interest expense in 2002 was principally related to our corporate headquarters building.

        Environmental Costs.    We have not incurred any costs in association with environmental issues.

Liquidity and Capital Resources

        Prior to our IPO and follow-on offering, we funded our operations primarily through cash generated from operations and the sale of common stock to employees. We currently expect to meet our short-term and long-term cash requirements through funds generated from operations. Net cash provided by operating activities was $23.0 million for the year ended December 31, 2003. Cash provided by operating activities is primarily driven by net income, adjusted for working capital changes, which are principally changes in accounts receivable.

        Net cash used by investing activities was $14.8 million for 2003. During 2003, we had $1.3 million of net purchases of property and equipment, $2.9 million of short-term investments and $10.8 million of long-term investments, invested $0.6 million in capitalized software, while receiving $0.8 million of distributions from the investment in the entity that owns our headquarters building. Investing activity is primarily driven by investments in short and long-term securities.

        Net cash provided by financing activities was $4.0 million and is primarily driven by proceeds from the sale of common stock to employees upon the exercise of their stock options and purchase of stock through the employee stock purchase plan during 2003.

        We expect to retain future earnings, if any, for use in the operation of our business and at this time do not anticipate paying any cash dividends.

        We maintain a $10.0 million line of credit with Bank of America, bearing interest at the one-month LIBOR rate plus 250 basis points per annum, which expires on June 30, 2005. As of December 31, 2003, we had no borrowings outstanding under the line of credit. As of December 31, 2003, we had outstanding $2.8 million in letters of credit in lieu of rent deposits.

        Under some of our fixed-price contracts, we receive advance payments for work to be performed in future months. If we do not perform the work, the unearned portion of these advances will be returned to our clients. At December 31, 2003, our accounts receivable turnover rate, net of advance payments on contracts, was approximately four times a year.

        The following summarizes our obligations associated with leases and other commitments at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating leases	$75,083,400	$7,127,779	$13,913,387	$11,966,401	$42,075,833
Capital leases	47,674,818	2,470,751	5,203,957	5,574,609	34,425,501

Total	$122,758,218	$9,598,530	$19,117,344	$17,541,010	$76,501,334

Recent Accounting Pronouncements

        In November 2002, the FASB's Emerging Issues Task Force, or EITF, finalized EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables are within the scope of other existing higher-level authoritative accounting literature. We adopted the provisions of EITF 00-21 for new contracts entered into on or after July 1, 2003 with no material impact on our financial position, results of operations or cash flows, nor would there have been a material impact on prior years. On December 17, 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple revenue arrangements, superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. As we had already adopted EITF 00-21, the change has no effect on our financial position.

        In November 2002, FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, (FIN 45) was issued. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to guarantors' accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are applicable to interim or annual periods that end after December 15, 2002, and did not have an impact on the September 30, 2003 financial statements. The provisions for initial recognition and measurement under FIN 45 are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The initial recognition and measurement provisions under FIN 45 did not have any impact on our financial statements.

        On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, ("FIN 46"), Consolidation of Variable Interest Entities. The provisions will be the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements 51 (or other existing authoritative guidance) or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. At this time, we do not have any entities that would be covered under FIN 46.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

        Our management under the direction and with the participation of David Karlgaard, our Chief Executive Officer, and Stuart Lloyd, our Chief Financial Officer, performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based on that evaluation, Messers. Karlgaard and Lloyd concluded that as of December 31, 2003, our disclosure controls and procedures are effective. There have been no significant changes in our internal control or in factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this item will be included in our proxy statement for the annual meeting of stockholders to be held on May 19, 2004 (the "Proxy Statement") under the sections entitled "Election of Directors," "The Board of Directors and Committees," "Executive Officers," "Audit Committee Report," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Ethics," and is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days afer December 31, 2003.

Item 11. Executive Compensation

        The information required by this item will be included in the Proxy Statement under the sections entitled "Executive Compensation," "Employment Arrangements" and "Compensation Committee Report" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this item will be included in our Proxy Statement under the section entitled "Principal Stockholders" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The information required by this item will be included in our Proxy Statement under the section entitled "Certain Relationships and Related Transactions" and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

        The information required by this item will be included in our Proxy Statement under the section entitled "Principal Accounting Fees and Services" and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
Documents filed as part of the report:

1.		Consolidated Financial Statements of PEC Solutions, Inc. and Subsidiaries
	a.	Report of Independent Auditors
	b.	Consolidated Balance Sheets as of December 31, 2002 and December 31, 2003
	c.	Consolidated Statements of Income for the years ended December 31, 2001, 2002 and 2003
	d.	Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003
	e.	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2001, 2002 and 2003
	f.	Notes to Consolidated Financial Statements
2.		Supplemental Schedule Relating to the Consolidated Financial Statements of PEC Solutions, Inc. and Subsidiaries for the years ended December 31, 2001, 2002 and 2003
	a.	Report of Independent Auditors on Financial Statement Schedule
	b.	Schedule II: Valuation and Qualifying Accounts

        All schedules except the one listed above have been omitted because they are not applicable or not required or because the required information is included elsewhere in the financial statements in this filing.

3.
Exhibits

        The following exhibits are filed or incorporated by reference, as state below:

Exhibit Number	Description
3.1*	Certificate of Incorporation of PEC Solutions, Inc.
3.2*	By-Laws
10.1*	Office Lease Agreement between Building IV Associates L.P. and PEC Solutions, Inc.
10.2*	Amendment No. 1 to Office Lease Agreement between Building IV Associates L.P. and PEC Solutions, Inc.
10.3*	Office Lease Agreement between Building V Associates L.P. and PEC Solutions, Inc.
10.4*	Employment Agreement between PEC Solutions, Inc. and David C. Karlgaard., dated January 1, 2000
10.4.1******	Key Executive Severance Plan between Registrant and David C. Karlgaard, dated July 23, 2003
10.5*	Employment Agreement between PEC Solutions, Inc. and Paul G. Rice, dated January 1, 2000
10.5.1******	Key Executive Severance Plan between Registrant and Paul G. Rice, dated July 23, 2003
10.6*	Employment Agreement between PEC Solutions, Inc. and Alan H. Harbitter, dated January 1, 2000
10.6.1******	Key Executive Severance Plan between Registrant and Alan H. Harbitter, dated July 23, 2003
10.7*	Employment Agreement between PEC Solutions, Inc. and Stuart R. Lloyd, dated December 31, 1998
10.7.1*******	Amendment to Employment Agreement between the Registrant and Stuart R. Lloyd, dated September 30, 2003
10.8*	2000 Stock Incentive Plan
10.9*	1995 Nonqualified Stock Option Plan
10.10*	1987 Stock Option Agreement, as amended
10.11*	Nonqualified Executive Supplemental Retirement Program Agreement dated December 1998
10.12*	2000 Employee Stock Option Plan
10.13*	Amended and Restated Loan Agreement between PEC Solutions, Inc. and NationsBank, N.A. (Bank of America)
10.14**	Amendment No. 2 to Office Lease Agreement between Building IV Associates L.P. and PEC Solutions, Inc.
10.15**	Amendment No. 3 to Office Lease Agreement between Building IV Associates L.P. and PEC Solutions, Inc.
10.16**	Office Lease Agreement between Building VI L.C. and PEC Solutions, Inc.
10.17***	First Amendment to Lease Agreement between Building VI L.C. and PEC Solutions, Inc.
10.18***	Second Amendment to Lease Agreement between Building VI L.C. and PEC Solutions, Inc.
10.19***	Operating Agreement between Building VI Investment L.C. and PEC Solutions, Inc.
10.20***	First Amendment to Operating Agreement between Building VI L.C. and PEC Solutions, Inc.
10.21***	Bank of America Financing and Security Agreement
10.22***	Bank of America Promissory Note
10.23***	Bank of America Revolving Note
10.24*****	Amendment to Bank of America Promissory Note

10.25*****	Amendment to Bank of America Revolving Note
10.26******	Amended and Restated Bank of America Revolving Credit Note
10.27******	Amended and Restate Bank of America Financing and Security Agreement
10.28******	Key Executive Severance Plan between Registrant and Christos Bratiotis, dated July 23, 2003
10.29******	Key Executive Severance Plan between Registrant and John T. Forbus, dated July 23, 2003
10.30*******	Key Executive Severance Plan between Registrant and Charles E. Owlett, dated July 23, 2003
21.1****	Subsidiaries of PEC Solutions, Inc.
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

*	Incorporated herein by reference to the Company's Registration Statement on Form S-1. No. 333-95331.
**	Incorporated herein by reference to the Company's Annual Report on Form 10-K/A filed April 19, 2001.
***	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed August 13, 2001.
****	Incorporated herein by reference to the Company's Annual Report on Form 10-K filed on March 29, 2002.
*****	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q/A filed on May 14, 2003.
******	Incorporated herein by reference to the Company's Quarterly Report filed on Form 10-Q filed on August 14,2003.
*******	Incorporated herein by reference to the Company's Quarterly Report filed on Form 10-Q filed on November 14, 2003.
(b)
On October 27, 2003, we filed an Items 7, 9 and 12 current report on Form 8-K announcing our financial results for the quarter ended September 30, 2003.

(c)
Exhibits

        See (a) (3) above.

(d)
Financial statement schedules and financial statements

        See (a) (1) and (a) (2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEC SOLUTIONS, INC.
By:	/s/ DAVID C. KARLGAARD David C. Karlgaard, Ph.D., President and Chief Executive Officer
Date:	March 15, 2004

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

Name	Title	Date

/s/ DAVID C. KARLGAARD David C. Karlgaard, Ph. D.	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 15, 2004
/s/ STUART R. LLOYD Stuart R. Lloyd	Senior Vice President and Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 15, 2004
/s/ PAUL G. RICE Paul G. Rice	Chief Operating Officer and Director	March 15, 2004
/s/ ALAN H. HARBITTER Alan H. Harbitter, Ph. D.	Chief Technology Officer and Director	March 15, 2004

/s/ FRANK J. CARR Frank J. Carr	Director	March 15, 2004
/s/ R. JERRY GROSSMAN R. Jerry Grossman	Director	March 15, 2004
/s/ ZIMRI C. PUTNEY Zimri C. Putney	Director	March 15, 2004
/s/ JOHN W. MELCHNER John W. Melchner	Director	March 15, 2004
/s/ B. GARY DANDO B. Gary Dando	Director	March 15, 2004

Report of Independent Auditors

To the Board of Directors and Stockholders of
PEC Solutions, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of stockholders' equity and comprehensive income present fairly, in all material respects, the financial position of PEC Solutions, Inc. (the "Company") and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

February 10, 2004
McLean, VA

PEC SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$21,176,200	$33,400,637
Short-term investments	35,551,418	38,273,957
Accounts receivable, net	52,973,589	48,355,689
Other current assets	3,451,936	1,745,317

Total current assets	113,153,143	121,775,600
Property and equipment, net	27,966,613	26,674,096
Investments	26,790,222	37,587,140
Goodwill	16,932,205	16,932,205
Intangibles, net	3,700,033	2,849,239
Other assets	3,748,373	4,553,091

Total assets	$192,290,589	$210,371,371

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,415,251	$5,575,565
Advance payments on contracts	1,070,117	438,992
Accrued payroll	6,836,224	5,502,989
Accrued vacation	2,561,626	2,838,940
Other current liabilities	934,312	1,163,405

Total current liabilities	19,817,530	15,519,891

Supplemental retirement program liability	966,097	1,417,329
Deferred rent	1,340,793	1,789,630
Long-term lease obligations	22,822,447	23,062,240

Total long-term liabilities	25,129,337	26,269,199

Total liabilities	44,946,867	41,789,090

Commitments and contingencies
Stockholders' equity:
Undesignated capital stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 26,792,565 and 27, 303,041 shares issued and outstanding, respectively	267,925	273,030
Additional paid-in capital	91,071,248	95,218,903
Retained earnings	56,045,643	73,140,087
Accumulated other comprehensive income (loss)	(41,094)	(49,739)

Total stockholders' equity	147,343,722	168,582,281

Total liabilities and stockholders' equity	$192,290,589	$210,371,371

The accompanying notes are an integral part of these financial statements.

PEC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2001	2002	2003
Revenues	$109,213,147	$182,184,922	$172,043,014

Operating costs and expenses:
Direct costs	60,416,152	107,277,020	102,362,227
General and administrative expenses	24,387,296	33,888,208	35,546,407
Sales and marketing expenses	4,371,083	5,372,359	5,361,109
Goodwill and intangible amortization	776,973	768,948	850,794

Total operating costs and expenses	89,951,504	147,306,535	144,120,537

Operating income	19,261,643	34,878,387	27,922,477
Investment and other income	2,158,100	1,385,961	2,328,165
Interest expense	(4,160)	(226,867)	(2,654,398)

Income before income taxes	21,415,583	36,037,481	27,596,244
Provision for income taxes	8,348,472	13,783,916	10,355,467

Net income	$13,067,111	$22,253,565	$17,240,777

Earnings per share:
Basic	$0.54	$0.84	$0.64

Diluted	$0.47	$0.75	$0.58

The accompanying notes are an integral part of these financial statements.

PEC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net income	$13,067,111	$22,253,565	$17,240,777
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,077,602	1,675,287	2,800,266
Amortization of goodwill	720,954	—	—
Amortization of intangibles	56,019	768,948	850,794
Amortization of bond premium and discounts, net	72,598	(68,760)	227,258
Write-off of capitalized software	—	289,611	—
Deferred rent	464,527	417,414	448,837
Deferred income taxes	(26,222)	261,690	(84,967)
Bad debt expense	—	—	30,068
(Gain) loss from investment in building	—	85,423	(952,584)
Non-cash charge related to building	—	—	239,793
Other	6,265	1,877	14,527
Changes in operating assets and liabilities, excluding those acquired:
Accounts receivable	(12,477,244)	(16,550,869)	4,587,833
Other current assets	(544,696)	1,267,198	1,836,509
Other assets	(178,954)	(777,155)	(428,264)
Accounts payable and accrued expenses	441,505	4,395,542	(2,839,686)
Advance payments on contracts	(483,903)	(219,470)	(631,126)
Retirement plan contribution payable	(1,937)	—	425
Accrued payroll	1,486,400	(181,913)	(1,333,234)
Accrued vacation	523,449	376,700	277,314
Other current liabilities	(763,894)	(1,688,103)	228,669
Supplemental retirement program liability	233,530	202,858	452,853
Other long-term liabilities	(13,702)	—	—

Net cash provided by operating activities	3,659,408	12,509,843	22,966,062

Cash flows from investing activities:
Purchases of property and equipment	(1,600,368)	(2,869,847)	(1,289,591)
Purchases of short-term investments	(54,728,132)	(71,946,026)	(50,126,134)
Proceeds from sale of short-term investments	44,550,355	67,701,954	47,235,376
Investment in affiliate	(3,000,000)	(1,500,000)	—
Purchase of subsidiary, net of cash acquired	(13,403,772)	—	—
Purchase of assets	—	(5,866,842)	—
Capitalized software	(679,331)	(215,636)	(647,732)
Purchases of long-term investments	(19,809,738)	(13,739,214)	(19,864,221)
Proceeds from sale of long-term investments	9,129,120	2,069,013	9,043,105
Distributions from building investment	—	—	799,958
Other	3,000	25,909	96,149

Net cash used in investing activities	(39,538,866)	(26,340,689)	(14,753,090)

Cash flows from financing activities:
Proceeds from the issuance of common stock	52,064,129	4,624,894	4,011,465
Payments on note payable and capital lease obligations	(7,743)	(53,613)	—
Common stock offering costs	(396,673)	—	—

Net cash provided by financing activities	51,659,713	4,571,281	4,011,465

Net increase (decrease) in cash	15,780,255	(9,259,565)	12,224,437
Cash and cash equivalents at beginning of period	14,655,510	30,435,765	21,176,200

Cash and cash equivalents at end of period	$30,435,765	$21,176,200	33,400,637

Income taxes paid	$7,375,475	$12,509,015	$7,863,524

Interest paid	$4,160	$226,867	$2,654,398

Non-cash transactions:
Mature common stock repurchased and retired in exchange for shares in cashless exercise of stock options	$276,275	$877,523	$205,831

The accompanying notes are an integral part of these financial statements.

PEC SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Retained Earnings
	Shares	Par Value				Total
Balance, December 31, 2000	22,345,440	$223,454	$28,692,286	$6,345	$21,777,437	$50,699,522
Issuance of common stock in secondary stock offering, net of offering costs	3,000,000	30,000	47,913,327	—	—	47,943,327
Issuance of common stock in acquisition of Troy Systems, Inc	103,065	1,031	2,998,985	—	—	3,000,016
Issuance of common stock upon exercise of stock options, including tax benefit	551,244	5,512	3,116,457	—	—	3,121,969
Issuance of common stock through employee stock purchase plan	125,725	1,257	877,163	—	—	878,420
Common stock repurchased and retired	(15,825)	(158)	(16,330)	—	(259,787)	(276,275)
Comprehensive income:
Net income	—	—	—	—	13,067,111
Unrealized loss on securities, net of taxes	—	—	—	(6,560)	—
Total comprehensive income						13,060,551

Balance, December 31, 2001	26,109,649	261,096	83,581,888	(215)	34,584,761	118,427,530
Issuance of common stock upon exercise of stock options, including tax benefit	566,163	5,662	4,858,785	—	—	4,864,447
Issuance of common stock through employee stock purchase plan	143,431	1,434	2,715,148	—	—	2,716,582
Common stock repurchased and retired	(26,678)	(267)	(84,573)	—	(792,683)	(877,523)
Comprehensive income:
Net income	—	—	—	—	22,253,565
Unrealized loss on securities, net of taxes	—	—	—	(40,879)	—
Total comprehensive income						22,212,686

Balance, December 31, 2002	26,792,565	267,925	91,071,248	(41,094)	56,045,643	147,343,722
Issuance of common stock upon exercise of stock options, including tax benefit	379,248	3,793	2,289,564	—	—	2,293,357
Issuance of common stock through employee stock purchase plan	140,714	1,407	1,917,459	—	—	1,918,866
Common stock repurchased and retired	(9,486)	(95)	(59,368)	— -	(146,333)	(205,796)
Comprehensive income:
Net income	—	—	—	—	17,240,777
Unrealized loss on securities, net of taxes	—	—	—	(8,645)	—
Total comprehensive income						17,232,132

Balance, December 31, 2003	27,303,041	$273,030	$95,218,903	$(49,739)	$73,140,087	$168,582,281

The accompanying notes are an integral part of these financial statements.

PEC SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Principles

Company

        Performance Engineering Corporation ("PEC") was incorporated June 25, 1985, under the laws of the Commonwealth of Virginia. On January 1, 2000, PEC was reincorporated, under the laws of the state of Delaware, as PEC Solutions, Inc. ("Company"). The Company provides professional technology services that enable government entities to use the Internet to enhance productivity and improve services to the public.

        The Company's primary customers are executive agencies and departments of the federal government, the federal Judiciary, and prime contractors to the United States government. Two of these customers accounted for 20% of the Company's revenue during 2003. For 2001, the Company's contracts and subcontracts were time and materials contracts (71%), fixed-price contracts (13%), and cost reimbursable contracts (16%). For 2002, these contracts and subcontracts were time and materials contracts (62%), fixed-priced contracts (21%), and cost-reimbursable contracts (17%). For 2003, these contracts and subcontracts were time and materials contracts (58%), fixed-priced contracts (24%), and cost-reimbursable contracts (18%).

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

Revenue Recognition

        The Company's revenue is derived primarily from contracts with the federal government. Revenues on time and materials contracts are recognized based on actual hours delivered at the contracted billable hourly rate plus the cost of materials incurred. Revenues on fixed-price contracts are recognized using the percentage-of-completion method based on costs incurred in relation to total estimated costs. However, if the contract has a service element, revenues are recognized on a straight-line basis over the term of the contract. Revenue on cost-type contracts is recognized to the extent of costs incurred plus a proportionate amount of fee earned.

        In certain arrangements, we enter into contracts that include the delivery of a combination of two or more of our service offerings. Typically, such multiple-element arrangements incorporate the design, development or modification of systems and an ongoing obligation to manage, staff, maintain, host or otherwise run solutions and systems provided to the client. Such contracts are divided into separate units of accounting and the total arrangement fee is allocated to each unit based on its relative fair value. Revenue is recognized separately, and in accordance with our revenue recognition policy, for each element.

        In certain circumstances, revenues are recognized when contract amendments have not been finalized. Prior to agreeing to commence work directed by the customer and before receipt of the written modification or amendment to the existing contract, the Company requires the completion of an internal memo that assesses the probability of the modification being executed in a timely fashion and the Company's ability to subsequently collect payment from the customer.

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

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and in banks. The Company also considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2002 and 2003, cash equivalents included money market funds of approximately $4,633,903 and $13,530,203, respectively, and commercial paper, United States Treasury bills and municipal bonds of approximately $0 and $5,700,000 respectively.

Concentration of Credit Risk

        At times during the year, the Company maintains cash balances at financial institutions in excess of Federal Deposit Insurance Corporation ("FDIC") limits. Management believes the risk in these situations to be minimal. In addition, the Company had cash balances of $4,633,903 and $13,530,203 held in money market funds at local financial institutions as of December 31, 2002 and 2003, respectively. The Company also held commercial paper, United States Treasury bills and municipal bonds in the amount of $57,887,857 and $90,523,889 as of December 31, 2002 and 2003, respectively. These funds are not insured by the FDIC.

Marketable Securities

        The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's marketable securities are categorized as available-for-sale and stated at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. Realized gains and losses and declines in values determined to be other than temporary, if any, will be reported in other income or expense as incurred.

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

        Emerging Issues Task Force (EITF) Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased when construction of the asset is completed. EITF Issue 97-10 requires the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period. Due to the fact that the Company was considered the owner of the building during the construction period, then effectively a sale and leaseback of the building occurred when construction was completed and the lease term began. As a result of the Company's continued involvement in the LLC, the Company fails the sale-leaseback criteria of FAS 98, Accounting for Leases, and the building, and offsetting long-term lease obligation, must remain on the books. The building and lease obligation are being amortized to fair value at the end of the lease term, such that if the lease is not extended there will be no gain or loss upon lease termination.

Long-lived Assets

        The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on its most recent analysis, the Company believes that there was no impairment of its long-lived assets as of December 31, 2003.

Goodwill and Intangibles

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives but with no maximum life. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002, and upon adoption ceased to amortize goodwill. The Company completed the transitional and annual goodwill impairment test in accordance with the provisions of SFAS 142, and concluded that goodwill was not impaired.

Software Research and Development Costs

        The Company capitalizes research and development costs for marketable software incurred from the time the product is determined to be technologically feasible until it is available for sale. It has also acquired marketable software, which it has capitalized. Acquired software and software development costs are amortized and recorded as direct costs using the straight-line method over a period not to exceed three years. As of December 31, 2003, $2,439,714 was capitalized with an accumulated amortization balance of $1,271,129 and is included in other assets. Amortization expense of $212,441, $363,945, and $328,835 was recorded during 2001, 2002 and 2003 respectively.

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

Common Stock Splits

        Effective January 1, 2000, in connection with its re-incorporation, the Company's common stock was split 3-for-1. Effective March 1, 2000, the Company's common stock was split 2-for-1. All prior share and per share information in the financial statements have been restated to give effect to these stock splits.

Stock-based Compensation

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based compensation. The Company does not presently expect to make such a voluntary change. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. These amended disclosure requirements have been included below.

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

        This information and the assumptions used for 2003, 2002 and 2001 for the Company's stock option and stock purchase plans are summarized as follows:

	Stock Option Plan			Stock Purchase Plan
	2001	2002	2003	2001	2002	2003
Volatility	57.31%	48.84%	44.84%	57.31%	48.84%	44.84%
Risk-free interest rate	5.07%	3.83%	4.27%	1.83%	1.23%	1.02%
Dividend yield	0%	0%	0%	0%	0%	0%
Expected lives	10 years	10 years	10 years	0.5 years	0.5 years	0.5 years
Weighted average fair value per share at grant date	$3.80	$14.46	$13.05	$1.82	$2.82	$1.80

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

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan:

	Years Ended December 31,
	2001	2002	2003
Net income, as reported	$13,067,111	$22,253,565	$17,240,777
Pro forma compensation expense, net of tax	(1,031,607)	(2,970,848)	(4,732,105)

Pro forma net income	$12,035,504	$19,282,717	$12,508,672

Net income per share:
Basic—as reported	$0.54	$0.84	$0.64
Basic—pro forma	$0.50	$0.73	$0.46
Diluted—as reported	$0.47	$0.75	$0.58
Diluted—pro forma	$0.43	$0.65	$0.42

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

Reclassifications

        Certain reclassifications have been made to the prior-period financial statements in order to conform to the 2003 presentation.

2.     Acquisitions

        On November 20, 2001, the Company acquired all of the outstanding common shares of Troy Systems, Inc. (Troy). The results of Troy's operations have been included in the consolidated financial statements since that date. Effective January 1, 2002, Troy was fully integrated into the Company and ceased to exist as a wholly owned subsidiary. Troy derives revenue from system development, networking, engineering, integration services, and information systems security and its primary customer is the federal government. The aggregate purchase price was $18.6 million, including acquisition costs of $0.3 million, consisting of $15.3 million of cash and common stock valued at $3.0 million (103,065 shares). The number of shares was determined using the average closing price of the stock for the five trading days immediately prior to the acquisition.

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

        The $3.0 million of acquired intangible assets was assigned to customer contracts and related relationships with a weighted-average useful life of 4.5 years. The transaction resulted in $9.9 million of goodwill, all of which is deductible for tax purposes.

        Unaudited pro forma results of operations as if the acquisition has occurred at the beginning of each period presented are as follows:

Year ended December 31, 2001
(in thousands except per share)
Total revenue	$138,524

Net income	$13,000

Basic earnings per share	$0.54

Diluted earnings per share	$0.46

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

        On June 14, 2002, the Company acquired the contracts and employees of Vector Research Inc., ("Vector") for $5.7 million cash plus the assumption of $0.1 million in accrued liabilities. The excess of purchase price over fair value of the nest assets was approximately $4.3 million. Vector was fully integrated into the Company and its results are incorporated in the Company's financial statements. Vector was a provider of technology development and engineering services to the federal government. The aggregate purchase price was $5.8 million. Pro forma results of operations of the Company would not have been materially different assuming the acquisition of Vector occurred on January 1, 2001.

3.     Goodwill and Intangibles

        Prior to January 1, 2002, the Company amortized goodwill related to the Viking purchase on a straight-line basis over its estimated useful life of 5 years. Goodwill at December 31, 2001 was net of accumulated amortization of $961,296. The Company also recognized goodwill pursuant to its acquisitions of Troy in November 2001 and Vector in June 2002. These acquisitions have been accounted for as purchases pursuant to the guidance Statement of Financial Accounting Standards No. 141 (FAS 141), Business Combinations. Therefore, goodwill of $9.9 million and $4.3 million, respectively, are not being amortized.

        The changes in the carrying amount of goodwill for the year ended December 31, 2002 is as follows (in millions):

Balance as of December 31, 2001	$12.6
Goodwill acquired during the year	4.3

Balance as of December 31, 2002 and 2003	$16.9

        Upon the adoption of FAS 142, the Company discontinued the amortization of goodwill. The following table presents a reconciliation of net income and earnings per share adjusted for the exclusion of goodwill:

Years Ended December 31, 2001
(dollars in thousands, except per share)
Reported net income	$13,067
Add: Goodwill amortization, net of tax	440

Adjusted net income	$13,507

Reported basic earnings per share	$0.54
Add: Goodwill amortization, net of tax	0.02

Adjusted basic earnings per share	$0.56

Reported diluted earnings per share	$0.47
Add: Goodwill amortization, net of tax	0.02

Adjusted diluted earnings per share	$0.49

        The Company only has one reporting unit. Non-amortizable intangible assets at December 31, 2003, consist only of goodwill of $16,932,205. The Company's amortizable intangible assets include customer contracts and related relationships purchased in the acquisition of Troy on November 20, 2001 and Vector on June 14, 2002. The intangibles related to the Troy acquisition totaled $3,025,000 and are amortized on a straight-line basis over a 4.5-year period. The intangibles on the Vector purchase totaled $1,500,000 and are being amortized on a straight-line basis over an 8.4 year period. Total accumulated amortization as of December 31, 2002 and 2003 was $824,967 and $1,675,761, respectively.

        Amortization expense related to intangibles was $56,019, $768,948 and $850,794 for the years ended December 31, 2001, 2002 and 2003, respectively. Intangibles are amortized on a straight-line basis.

        Estimated amortization expense for each of the five succeeding calendar years based on the intangible assets as of December 31, 2003 is as follows in thousands:

Year ending December 31,	Amount
2004	$851
2005	851
2006	458
2007	179
2008	179

4.     Accounts Receivable

        Accounts receivable consisted of the following as of:

	December 31,
	2002	2003
Billed accounts receivable	$45,411,428	$32,099,688
Unbilled accounts receivable:
Amounts currently billable	5,855,777	12,033,614
Revenues recorded in excess of contract value or funding	3,098,543	4,775,812
Progress payments	(1,070,117)	(438,992)

	53,295,631	48,470,122
Allowance for doubtful accounts	(322,042)	(114,433)

Accounts receivable, net	$52,973,589	$48,355,689

        Unbilled accounts receivable currently billable consist of recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients as of the balance sheet date. Revenues recorded in excess of contract value or funding are billable upon receipt of contractual amendments. Management anticipates the collection of these amounts within 90 days of the balance sheet date. Payments to the Company on contracts with agencies and departments of the Federal government are subject to adjustment upon audit by the Federal government. All years subsequent to 2000 are subject to audit. Management believes that audit adjustments, if any, on periods not yet audited, will not have a material effect on the financial statements.

        During 2002 the Company had two customers that each accounted for more than 10% of revenue. For the year, EDS (Navy Marine Corps Intranet) accounted for 16%, or $29.3 million, and our biometric identification system through a subcontract with NCS Pearson, Inc. (Pearson) accounted for 13%, or $23.7 million. At December 31, 2002, there was $3.5 million due from EDS and $15.6 million due from Pearson. Subsequent to December 31, 2002 we received a payment of approximately $10 million of the $15.6 million Pearson accounts receivable. The Company filed a lawsuit in Federal Court against Pearson in September 2003 to recover full payment on this receivable and expects to receive full payment.

        During 2003 the Company had one customer who accounted for more than 10% of revenue. For the year ended December 31, 2003, revenue from the Special Projects Division of the Drug Enforcement Agency was $17.6 million, and as of December 31, 2003, accounts receivable were $4.0 million.

        The allowance for doubtful accounts reflects management's best estimate of probable losses based on historical experience, known troubled accounts and other currently available information. Allowances are established for specific receivables when deemed appropriate.

5. Property and Equipment

        Property and equipment consisted of the following as of:

	December 31,
	2002	2003
Leasehold improvements	$937,273	$1,164,225
Property and equipment	6,922,691	6,713,033
Software	933,971	894,678
Building	23,001,600	23,001,600

	31,795,535	31,773,536
Less: accumulated depreciation	(3,828,922)	(5,099,439)

	$27,966,613	$26,674,097

        Depreciation expense was $865,158, $1,288,042 and $2,469,768 for the years ended December 31, 2001, 2002 and 2003, respectively.

6.     Investments

        The Company has an ownership interest in an unconsolidated and affiliated company that owns an office building that the Company leases. The Company's net investments in and advances to this entity totaled $4.4 million and $4.6 million at December 31, 2002 and 2003, respectively, which is included in Investments on the Consolidated Balance Sheet. Summarized financial information for this entity as of December 31, was as follows (in thousands):

	2002	2003
Current assets	$1,244	$472
Non-current assets	29,431	29,111
Current liabilities	717	218
Non-current liabilities	20,500	20,287
Gross revenue	275	3,320
Net gain (loss)	(178)	1,959

        The Company has applied equity accounting to its interest in the LLC. The accounting records of the LLC are consistent with the accounting of the Company. The Company recorded equity losses of approximately $85,000 for the year ended December 31, 2002, and equity gains of approximately $853,000 for the year ended December 31, 2003, which are included in investment and other income.

        The Company also invests in marketable securities classified as available for sale. As of December 31, 2003, the aggregate fair market value of those securities was $78.9 million. As of December 31, 2003, unrealized gains and losses included in other comprehensive loss were $13,662 and $77,084, respectively. Proceeds from sales of securities during 2003 were $81.1 million with realized gains of $15,032. The Company recognizes gains and losses on the sale of securities using the specific identity method of accounting.

7.     Line of Credit

        The Company has a loan agreement with Bank of America which provides for a line of credit with a limit of $10,000,000 at the one-month LIBOR rate plus 250 basis points per annum (3.9% and 3.6% as of December 31, 2002 and 2003, respectively). The line is collateralized by the assets of the Company. As of December 31, 2002 and 2003, there were no balances outstanding. The bank has issued Letters of Credit in the amount of $2,782,009 against the line of credit in lieu of rent deposits as of December 31, 2003. The agreement expires June 30, 2005.

8.     Other current liabilities

        Other liabilities consisted of the following:

	December 31,
	2002	2003
Employee stock purchase plan	$8,430	$9,883
Amounts due related to Vector acquisition	164,070	—
Employee benefits payable	133,378	64,424
Payroll taxes payable	628,434	520,462
Income taxes payable	—	568,636

	$934,312	$1,163,405

9.     Stock Option Plans

        On February 1, 1987, the Company established an incentive stock option agreement (the "Agreement"), to attract, retain and reward employees and on January 1, 1995 the Company established a nonqualified stock option plan (the "Plan", collectively, the "Plans") to attract, retain and reward key employees. The Plans are administered by the Board of Directors, which has the authority to determine which officers and key employees are awarded options pursuant to the Plans and the related terms and option prices. The number of options available for grant under the Plans is limited to the number of Company common shares authorized and available.

        Each stock option granted pursuant to the Plans has an exercise price equal to the fair market value of the underlying common stock at the date of grant. Each stock option granted under the Agreement has a five-year term and a two-year vesting period. Each stock option granted pursuant to the Plan has a ten-year term and no vesting period.

        In January 2000, the Company established a stock plan (the "2000 Plan"), which includes both incentive and non-qualified stock options. Under the 2000 Plan, options to purchase 1,500,000 shares of common stock were initially available. Beginning in 2001, the number of options eligible for grant in each year are equal to the sum of 6.25% of the number of outstanding shares on January 1 of that year, plus the number of shares eligible for grant in the prior year that were not granted. No more than 15,000,000 options may be granted during the 10-year term of the 2000 Plan. Each stock option granted pursuant to the 2000 Plan has a ten-year term and a two-year vesting period for incentive options and various vesting periods for non-qualified options ranging from immediate vesting to vesting in four years.

        In January 2000, the Company established an employee stock purchase plan (the "Purchase Plan"). Under the Purchase Plan, employees, through payroll deductions, are granted options to purchase shares of common stock at a price no less than 85% of the fair market value of the common stock on the first or last trading day of each six month option period or the date the shares of common stock are purchased. There initially were 2,000,000 shares of common stock available for purchase under the Purchase Plan. There currently are 1,590,130 shares of common stock available for purchase under the Purchase Plan. On June 30, 2003, a total of 77,771 shares were issued under the plan at a prices ranging from $10.22 to $13.69 per share. On December 31, 2003, a total of 62,943 shares were issued under the plan at prices ranging from $12.64 to $13.67 per share.

        The following table summarizes the Company's activity for all of its stock option awards granted under the Plans and the 2000 Plan:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price
Balance, December 31, 2000	4,575,855	$0.63-12.00	$2.87
Granted	359,653	7.50-22.10	8.23
Exercised	(551,089)	0.78- 7.50	2.34
Canceled	(38,838)	1.10-12.00	8.22

Balance, December 31, 2001	4,345,581	0.63-22.10	3.34
Granted	1,126,729	18.01-37.61	20.92
Exercised	(566,163)	1.68-37.61	4.93
Canceled	(60,836)	1.68-37.61	23.36

Balance, December 31, 2002	4,845,311	0.63-37.61	6.99
Granted	512,859	14.46-29.90	20.58
Exercised	(379,248)	2.04-29.90	5.23
Canceled	(193,785)	8.13-37.61	21.61

Balance, December 31, 2003	4,785,137	$0.63-37.61	$7.99

        The following table summarizes additional information about stock options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.63 to $0.86	450,246	1.88	$0.83	450,246	$0.83
$1.21	951,564	3.00	1.21	951,564	1.21
$1.85 to $3.12	1,484,262	4.47	2.56	1,484,262	2.56
$6.94 to $12.00	481,701	6.62	8.59	456,701	8.68
$14.46 to $20.05	1,127,479	8.80	17.29	10,000	20.05
$21.97 to $37.61	289,885	8.62	32.00	43,306	31.14

	4,785,137	5.42	$7.99	3,396,079	$3.19

10.   Basic Earnings Per Share and Diluted Earnings Per Share

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

        Basic and diluted earnings per share for 2001, 2002, and 2003, were determined as follows:

	Year Ended December 31, 2001
	Net Income	Shares	Per Share
Basic EPS	$13,067,111	24,257,564	$0.54
Effect of dilutive options	—	3,724,486	(0.07)

Diluted EPS	$13,067,111	27,982,050	$0.47

	Year Ended December 31, 2002
	Net Income	Shares	Per Share
Basic EPS	$22,253,565	26,381,131	$0.84
Effect of dilutive options	—	3,113,089	(0.09)

Diluted EPS	$22,253,565	29,494,220	$0.75

	Year Ended December 31, 2003
	Net Income	Shares	Per Share
Basic EPS	$17,240,777	27,085,532	$0.64
Effect of dilutive options	—	2,677,683	(0.06)

Diluted EPS	$17,240,777	29,763,215	$0.58

        For the years ended December 31, 2002 and 2003, 138,316 and 1,160,043 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive. For 2001, shares were not antidilutive.

11.   Employee Benefit Plan

        During 1985, the Company established a qualified profit sharing plan in accordance with Section 401(k) of the Internal Revenue Service Code. Under the plan, the Company makes contributions out of profits of the Company based on an amount determined at the discretion of the Board of Directors. All employees, except interns and leased employees, are eligible to participate in the plan. Eligibility is restricted for new employees, who are not permitted to participate until the first day of the first calendar quarter following date of hire. The Company contributed $2.7 million, $4.1 million and $2.6 million for 2001, 2002 and 2003, respectively.

12.   Supplemental Retirement Program

        In December 1998, the Company adopted a funded Executive Supplemental Retirement Program for a select group of management or highly compensated employees. The program allows these employees to defer a portion of their salary and bonus. The Company has the option of adding additional amounts of deferred compensation at its sole discretion. The Company contributions are vested after five years. Employee deferrals were $87,045, $109,029 and $241,586 in 2001, 2002 and 2003, respectively. The Company contributed $146,639, $164,083 to the program in 2001and 2002. There were no Company contributions to the program in 2003.

13.   Income Taxes

        The provision for income taxes consisted of the following:

	Years Ended December 31,
	2001	2002	2003
Current:
Federal	$7,109,964	$11,167,206	$8,739,792
State	1,300,217	2,231,229	1,803,124

Total current	8,410,181	13,398,435	10,542,916

Deferred:
Federal	(55,314)	344,882	(167,707)
State	(6,395)	40,599	(19,742)

Total deferred	(61,709)	385,481	(187,449)

Provision for income taxes	$8,348,472	$13,783,916	$10,355,467

        Deferred tax assets were comprised of the following:

	Years Ended December 31,
	2001	2002	2003
Deferred tax assets (liabilities):
Accrued vacation	$566,659	$640,924	$738,074
Allowance for doubtful accounts	69,456	2,593	44,809
Property and equipment	(369,547)	(766,167)	(627,104)
Capital loss carryforward	8,021	7,948	—
Deferred rent	360,547	524,532	700,771
Net operating loss carryforward from acquired company (expiring beginning in 2012)	857,607	755,112	655,175
Deferred compensation	253,414	370,085	547,274
Investment in building partnership	—	(186,794)	(513,842)
Other	—	12,441	2,965

Total deferred tax assets, net	$1,746,157	$1,360,674	$1,548,122

        A reconciliation between the Company's statutory tax rate and the effective tax rate is as follows:

	Years Ended December 31,
	2001	2002	2003
Statutory federal rate	35%	35%	35%
State income taxes, net of federal benefits	4%	4%	4%
Federal tax-exempt interest income	—	(1%)	(1%)

Effective tax rate	39%	38%	38%

14.   Commitments and Contingencies

        During 2001, the Company negotiated an equity position in a limited liability company (the "LLC") that constructed a build-to-suit office building. The Company has contributed cash of $4,500,000 to the LLC and has a 48% ownership interest in the LLC. The Company also entered into a sixteen-year lease agreement for the building that began on December 1, 2002 and is the primary occupant.

        Due to the equity involvement in LLC, the Company was considered to be the owner (for accounting purposes) of the property during the construction period in accordance with Emerging Issues Task Force (EITF) Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction. This is the case even though the Company is not obligated to guarantee the non-recourse mortgage obligation, nor was it involved in the management of the LLC. Accordingly, through December 1, 2002, the Company recorded total construction costs of $23.0 million with an offsetting long-term lease obligation. Due to the fact that the Company was considered the owner of the building during the construction period, then effectively a sale and leaseback of the building occurs when construction was complete and the lease term began. As a result of the Company's continued involvement in the LLC, the Company is unable to use sale-leaseback accounting under FAS 98, Accounting for Leases, and the building, and offsetting long-term lease obligation, must remain on the Company's financial records.

        EITF 97-10 specifically excludes land acquisition costs from total project costs; therefore, the value of the land was not recorded on the Company's accounting records during the construction phase. Therefore, for consistency, the land is also excluded from the failed sales-leaseback and will require that the lease payments be bifurcated between the land and the building. The land portion of the rent is treated as an operating lease. The lease payments were allocated between the land and building based upon their relative fair values. The fair value of the land was determined through a third party appraisal and the fair value of the building was determined based upon total construction costs. The building portion of the lease payment is recast as interest and principal payments on the lease obligation. The building and lease obligation are being amortized to fair value at the end of the lease term, such that if the lease is not extended there will be no gain or loss upon lease termination.

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

        The Company leases office facilities and equipment under non-cancelable capital lease agreements, which expire in various years through 2018. The economic substance of such transactions is that the Company is acquiring assets using lease financing. The future minimum lease payments under capital leases as of December 31, 2003, are as follows:

Years Ended December 31,
2004	$2,470,751
2005	2,557,227
2006	2,646,730
2007	2,739,365
2008	2,835,244
Thereafter through December 31, 2018	34,425,501

Total minimum lease payments	47,674,818
Less: amount representing interest	(35,887,235)

Present value of net minimum lease payments	11,787,583
Less: current portion	—
Residual value	11,274,657

Long-term portion	$23,062,240

        At December 31, 2003, building, leasehold improvements and equipment under capital leases of $23,001,600, net of accumulated depreciation of $1,101,931, is included with property and equipment.

        The Company leases office facilities and equipment under non-cancelable operating agreements, which expire in various years through 2018. Future minimum lease payments under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2003 are as follows:

Years Ended December 31,
2004	$7,127,779
2005	6,980,362
2006	6,933,025
2007	6,015,938
2008	5,950,463
Thereafter	42,075,833

$75,083,400

        The total rental expense under operating leases was $5,615,636, $7,389,678 and $7,482,054 for the years ended December 31, 2001, 2002 and 2003, respectively.

        During 2001 and 2002, the Company subleased space in one of its facilities. Sublease rental income was $315,658 and $324,736 for the years ended December 31, 2001 and 2002, respectively. The Company had no sublease income for 2003.

        In the ordinary course of business, the Company may be party to various legal proceedings. In the opinion of management, the Company's liability, if any, in all pending litigation or other legal proceedings will not have a material effect upon the financial condition, results of operations or liquidity of the Company.

        On and after March 18, 2003, several purported class action complaints were filed against the Company and certain of its officers in the United States District Court for the Eastern District of Virginia. The complaints allege that between October 22, 2002 and March 14, 2003, the defendants made, or were aware of, false and misleading statements which had the effect of inflating the market price of our stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints were consolidated into a single action on June 13, 2003. The complaint was dismissed by the Court on January 28, 2004. Plaintiffs have filed notice of appeal. In addition, a stockholder's legal counsel sent a letter of demand that the Board of Directors investigate the same charges addressed in the class action suit. The Board concluded after its investigation and based on its business judgement to reject the demand letter.

        On September 11, 2003, the Company instituted a lawsuit in the United States District Court of Minnesota against NCS Pearson, Inc. for improperly withholding the payment of funds owed to the Company under a subcontract. The Company is seeking recovery of $6.3 million in unpaid receivables plus interest and costs. The proceedings are moving according to schedule.

15.   Recent Accounting Pronouncements

        In November 2002, the FASB's Emerging Issues Task Force, or EITF, finalized EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables are within the scope of other existing higher-level authoritative accounting literature. The Company adopted the provisions of EITF 00-21 for new contracts entered into on or after July 1, 2003 with no material impact on its financial position, results of operations or cash flows, nor would there have been a material impact on prior years. On December 17, 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue

Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple revenue arrangements, superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. As the Company had already adopted EITF 00-21, the change has no effect on the Company's financial position.

        In November 2002, FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, (FIN 45) was issued. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to guarantors' accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are applicable to interim or annual periods that ended after December 15, 2002, and did not have an impact on the September 30, 2003 financial statements. The provisions for initial recognition and measurement under FIN 45 are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The initial recognition and measurement provisions under FIN 45 did not have any impact on the Company's financial statements.

        On January 17, 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, (FIN 46), Consolidation of Variable Interest Entities. The provisions will be the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements (or other existing authoritative guidance) or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. At this time, the Company does not have any entities that would be covered under FIN 46.

16.   Unaudited Selected Quarterly Financial Information

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenues	$38,231	$42,761	$52,844	$48,349

Operating income	$6,135	$7,485	$11,941	$9,232

Net income	$4,046	$4,845	$7,402	$5,961

Earnings per share:
Basic	$0.15	$0.18	$0.28	$0.22

Diluted	$0.14	$0.16	$0.25	$0.20

Weighted average shares used in computing earnings per share:
Basic	26,166	26,261	26,463	26,629

Diluted	29,879	29,787	29,566	30,251

2003
Revenues	$43,466	$44,265	$43,295	$41,017

Operating income	$5,676	$7,633	$7,253	$7,361

Net income	$3,491	$4,638	$4,442	$4,671

Earnings per share:
Basic	$0.13	$0.17	$0.16	$0.17

Diluted	$0.12	$0.16	$0.15	$0.16

Weighted average shares used in computing earnings per share:
Basic	26,935	27,047	27,151	27,204

Diluted	29,925	29,491	29,978	29,852

Report of Independent Auditors on
Financial Statement Schedule

To the Board of Directors and Stockholders of
PEC Solutions, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 10, 2004, appearing in this Annual Report on Form 10-K, also included an audit of the financial statement schedule appearing on page S-2. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ Pricewaterhouse Coopers LLP

McLean, Virginia
February 10, 2004

S-1

PEC Solutions, Inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

DESCRIPTION	BALANCE AT START OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED/ CREDITED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF PERIOD
YEAR ENDED DECEMBER 31, 2001
Allowance for doubtful accounts	$177,879	$—	$146,867	(1)	$—		$324,746

YEAR ENDED DECEMBER 31, 2002
Allowance for doubtful accounts	$324,746	$—	$—		$2,704	(2)	$322,042

YEAR ENDED DECEMBER 31, 2003
Allowance for doubtful accounts	$322,042	$—	$—		$207,609	(2)	$114,433

(1)
Addition related to the acquisition of Troy Systems, Inc. on November 20, 2001

(2)
Reflects amounts written off against the allowance and related accounts receivable accounts and settlement of doubtful accounts.

S-2