Form 10-Q
period 2004-03-31
PEC SOLUTIONS INC
filed 2004-05-10
CIK 1103013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarter Ended March 31, 2004

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

As of May 10, 2004, 27,345,552 of the registrant’s Common Stock, par value $.01 per share, were outstanding.

PEC SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2004

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements.

PEC SOLUTIONS, INC.

BALANCE SHEETS

(Dollars in thousands)

	As of March 31, 2004	As of December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,487	$33,401
Short-term investments	39,292	38,274
Accounts receivable, net	52,125	48,356
Other current assets	1,994	1,745
Total current assets	123,898	121,776

Property and equipment, net	26,317	26,674
Investments	39,681	37,587
Goodwill	16,932	16,932
Intangibles, net	2,637	2,849
Other assets	4,593	4,553
Total assets	$214,058	$210,371

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,714	$5,576
Advance payments on contracts	686	439
Accrued payroll	3,055	5,503
Accrued vacation	3,407	2,839
Other current liabilities	3,414	1,163
Total current liabilities	15,276	15,520
Long-term liabilities:
Supplemental retirement program liability	1,466	1,417
Deferred rent	1,884	1,790
Long-term lease obligation	23,111	23,062
Total long-term liabilities	26,461	26,269
Total liabilities	41,737	41,789

Commitments and contingencies

Stockholders’ equity:
Undesignated capital stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 27,311,371 and 27,303,041 shares issued and outstanding, respectively	273	273
Additional paid-in capital	95,314	95,219
Retained earnings	76,728	73,140
Accumulated other comprehensive income (loss)	6	(50)
Total stockholders’ equity	172,321	168,582
Total liabilities and stockholders’ equity	$214,058	$210,371

See notes to financial statements.

PEC SOLUTIONS, INC.

STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Three Months Ended
	March 31, 2004	March 31, 2003
	(Unaudited)
Revenues	$40,369	$43,466
Operating costs and expenses:
Direct costs	24,623	26,971
General and administrative expenses	8,495	9,159
Sales and marketing expenses	1,127	1,447
Amortization of intangibles	213	213
Total operating costs and expenses	34,458	37,790
Operating income	6,013	5,676
Investment and other income	499	637
Interest expense	(667)	(660)
Income before income taxes	5,743	5,653
Provision for income taxes	2,155	2,162
Net income	$3,588	$3,491
Earnings per share:
Basic	$0.13	$0.13
Diluted	$0.12	$0.12
Weighted average shares used in computing earnings per share:
Basic	27,307	26,935
Diluted	29,799	29,925

See notes to financial statements.

PEC SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ending
	March 31, 2004	March 31, 2003
	(Unaudited)
Cash flows from operating activities:
Net income	$3,588	$3,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	713	665
Amortization of intangibles	213	213
Amortization of bond premium and discounts, net	88	(79)
Gain on sale of assets	(4)	—
Deferred rent payable	95	118
Deferred income taxes	(106)	(172)
Bad debt expense	102	—
Gain from investment in building	(245)	(237)
Non-cash charge related to building	49	64
Changes in operating assets and liabilities:
Accounts receivable, net	(3,872)	2,962
Other current assets	(149)	1,313
Other assets	(57)	(94)
Accounts payable and accrued expenses	(862)	(3,202)
Advance payments on contracts	248	696
Retirement plan contribution payable	—	647
Accrued payroll	(2,448)	(3,351)
Accrued vacation	568	636
Other current liabilities	2,274	842
Supplemental retirement program liability	43	86
Net cash provided by operating activities	238	4,598
Cash flows from investing activities:
Purchases of property and equipment	(293)	(420)
Proceeds from sale of property and equipment	4	—
Purchases of short-term investments	(13,023)	(8,035)
Proceeds from sale of short-term investments	12,006	11,414
Capitalized software	(43)	—
Purchase of long-term investments	(10,616)	(5,000)
Proceeds from sale of long-term investments	8,641	1,271
Distribution from building investment	101	310
Net cash used by investing activities	(3,223)	(460)
Cash flows from financing activities:
Proceeds from issuance of common stock	71	1,052
Net cash provided by financing activities	71	1,052
Net (decrease) increase in cash	(2,914)	5,190
Cash and cash equivalents at beginning of period	33,401	21,176
Cash and cash equivalents at end of period	$30,487	$26,366

Income taxes paid	$12	$2
Interest paid	$667	$660
Non-cash transactions:
Mature common stock repurchased and retired in exchange for shares in cashless exercise of stock options	—	$197

See notes to financial statements.

PEC SOLUTIONS, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

1.  Financial Statements

The accompanying financial statements, except for the December 31, 2003 balance sheet, are unaudited and have been prepared in accordance with accounting standards generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally in the United States have been omitted. In the opinion of management, all adjustments, consisting of normally recurring accruals, considered necessary for a fair presentation, have been included. It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements as of December 31, 2002 and 2003 and for each of the three years in the period ended December 31, 2003 included in the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2004. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the operating results to be expected for the full year.

2.  Stock-based Compensation

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair market value-based method of accounting for stock-based compensation. The Company does not presently expect to make such a voluntary change. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  These amended disclosure requirements have been included below.

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

This information and the assumptions used for March 31, 2004 and 2003 for the Company’s stock option plan are summarized as follows:

	Stock Option Plan
	March 31,
	2004	2003
Volatility	44.64%	47.94%
Risk-free interest rate	3.86%	3.83%
Dividend yield	0%	0%
Expected lives	10 years	10 years
Weighted average fair value per share at grant date	$10.47	$19.24

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan:

	Quarter Ended March 31,
	2004	2003
	(Dollars in thousands)
Net income, as reported	$3,588	$3,491
Pro forma compensation expense, net of tax	(1,009)	(1,351)
Pro forma net income	$2,579	$2,140

Net income (loss) per share:
Basic—as reported	$0.13	$0.13
Basic—pro forma	$0.09	$0.08
Diluted—as reported	$0.12	$0.12
Diluted—pro forma	$0.09	$0.07

3.  Accounts Receivable

Accounts receivable consist of the following as of:

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Billed accounts receivable	$38,696	$32,100
Unbilled accounts receivable:
Amounts currently billable	13,729	12,033
Revenues recorded in excess of contract value or funding	2,500	4,776
Progress payments	(686)	(439)
	52,239	48,470
Allowance for doubtful accounts	(114)	(114)
Accounts receivable, net	$52,125	$48,356

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

During the quarter ended March 31, 2004, the Company had one customer that accounted for more than 10% of revenue.  For the quarter, the Special Project Division of the Drug Enforcement Agency accounted for 11%, or $4.6 million.  At March 31, 2004, there was $4.4 million due from the Special Project Division of the Drug Enforcement Agency.  At March 31, 2004, there was $6.3 million due from a subcontract for the Company’s biometric identification system.  The Company filed a lawsuit in Federal court against the prime contractor in September 2003 to recover full payment on this receivable and expects to receive full payment.

During the quarter ended March 31, 2003, the Company had two customers that each accounted for more than 10% of revenue.  For the quarter, EDS (Navy Marine Corps Intranet) accounted for 13%, or $5.7 million, and the Special Project Division of the Drug Enforcement Agency accounted for 11%, or $4.7 million of revenue.  At March 31, 2003 there was $5.0 million due from EDS and $3.7 million due from the Special Project Division of the Drug Enforcement Agency.

4.  Net Income Per Share

Basic and diluted earnings per share for the three months ended March 31, 2004 and 2003 were determined as follows:

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	(Dollars in thousands, except for per share amounts)
	Net			Net
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS	$3,588	27,306,837	$0.13	$3,491	26,934,667	$0.13
Effect of dilutive options	—	2,492,001	(0.01)	—	2,990,474	(0.01)
Diluted EPS	$3,588	29,798,838	$0.12	$3,491	29,925,141	$0.12

For the quarters ended March 31, 2004 and 2003, 1,659,167 and 1,319,699 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

5.  Goodwill and Intangible Assets

The Company has recognized goodwill related to its acquisitions of Viking Technology, Inc. (“Viking”), Troy Systems, Inc. (“Troy”) and Vector Research, Inc. (“Vector”).  The Company only has one reporting unit.  Non-amortized intangible assets consist only of goodwill in the amount of $16.9 million.  The Company’s amortizable intangible assets include customer contracts and related relationships purchased in the acquisitions of Troy on November 20, 2001 and Vector on June 14, 2002.  The intangibles related to the Troy acquisition totaled $3.0 million and are amortized on a straight-line basis over a 4.5-year period.  The intangibles on the Vector purchase totaled $1.5 million and are being amortized on a straight-line basis over an 8.4-year period.   Total accumulated amortization as of March 31, 2004 was $1.9 million.  In accordance with the provisions of SFAS No. 142, the Company performed the appropriate annual impairment tests during the quarter ended March 31, 2004 related to its stated goodwill, and determined that there was no impairment loss, and therefore no change was made to the carrying amount of goodwill.

Amortization expense for the three months ended March 31, 2004 and 2003 was $213,000 for both periods.  Intangibles are amortized on a straight-line basis.

Estimated amortization expense for each of the five succeeding calendar years based on the intangible assets as of December 31, 2003 is as follows in thousands:

Year ending December 31,	Amount
2004	$851
2005	851
2006	458
2007	179
2008	179

6.  Investments

The Company has an ownership interest in an unconsolidated and affiliated company that owns an office building that the Company leases.  For the three months ended March 31, 2004, the Company recorded income of $245,000 for its share of the affiliated company’s earnings and received cash distributions of $101,000 from the investment.  For the three months ended March 31, 2003, the Company recorded income of $237,000 and cash distributions of $310,000.

7.  Other Comprehensive Loss

Other comprehensive loss, consisting of unrealized gains (losses) on securities was $6,000 for the three months ended March 31, 2004 and $(111,000) for the three months ended March 31, 2003.

8.  Contingencies

In the ordinary course of business, the Company may be party to various legal proceedings.  In the opinion of management, the Company’s liability, if any, in all pending litigation or other legal proceedings will not have a material effect upon the financial condition, results of operations or liquidity of the Company.

On or after March 18, 2003, several purported class action complaints were filed against the Company and certain of its officers in the United States District Court for the Eastern District of Virginia.  The complaints allege that between October 22, 2002 and March 14, 2003, the defendants made, or were aware of false and misleading statements which had the effect of inflating the market price of the Company’s stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The complaints were consolidated into a single class action on June 13, 2003.  The class action was dismissed by the court on January 28, 2004.  Plaintiffs have filed notice of appeal.  In addition, a stockholder’s legal counsel sent a letter of demand that the Board of Directors investigate the same charges addressed in the class action suit.  The Board concluded after its investigation and based on its business judgment to reject the demand letter.

On September 11, 2003, the Company instituted a lawsuit in the United States District Court for the District of Minnesota against NCS Pearson, Inc. for improperly withholding the payment of funds owed to the Company under a subcontract.  The Company is seeking recovery of $6.3 million in unpaid receivables plus interest and costs.  The proceedings are moving according to schedule.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

PEC Solutions, Inc. (www.pec.com) is a professional services firm specializing in high-end solutions that help government clients harness the power of the Internet and other advanced technologies to improve mission performance. We specialize in Web-Enabling Government® by providing secure, interoperable technology solutions for clients in homeland security, law enforcement, intelligence, defense, and civilian agencies within the Federal Government and at state and local levels.  As a total solutions provider, we address the full technology lifecycle, including formulating technology strategies, creating business solutions, performing long-term operational management and continuing enhancement of the solution.

We derive substantially all of our revenues from fees for consulting services, primarily from contracts with the Federal Government. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts. During the three months ended March 31, 2004, revenues from these contract types were approximately 60%, 19% and 21%, respectively, of total revenues. During the three months ended March 31, 2003, revenues from these contract types were approximately 57%, 23% and 20%, respectively, of total revenues. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts based on actual hours delivered at the contracted billable hourly rate plus the cost of materials incurred.  We recognize revenues on fixed-price contracts using the percentage-of-completion method based on costs we incurred in relation to total estimated costs. However, if the contract has a service element, we recognize revenues on a straight-line basis over the term of the contract.  We recognize revenues on cost-type contracts to the extent of costs incurred plus a proportionate amount of fee earned.

On occasion, we enter into contracts that include the delivery of a combination of two or more of our service offerings.  Typically, such multiple-element arrangements incorporate the design, development or modification of systems and an ongoing obligation to manage, staff, maintain, host or otherwise run solutions and systems provided to the client.  Such contracts are divided into separate units of accounting and the total arrangement fee is allocated to each unit based on its relative fair value.  Revenue is recognized separately, and in accordance with our revenue recognition policy, for each element.

In certain limited circumstances, revenues are recognized before contract amendments have been finalized.  Prior to agreeing to commence work as directed by a customer and in advance of the receipt of the written modification or amendment to the existing contract, the Company requires the completion of an internal memo that assesses the probability of the modification or amendment being executed in a timely fashion and the Company’s ability to subsequently collect payment from the customer.

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

Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. Existing clients from the previous year generated greater than 98% of our revenues in the three months ended March 31 2004.

In the three months ended March 31, 2004, we derived approximately 20% of our revenues through relationships with prime contractors, which contract directly with the end-client and subcontract with us. In most of these engagements, with the exception of the EDS (NMCI) subcontract, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

Our most significant expense is direct costs, which consist primarily of project personnel salaries and benefits, and direct expenses incurred to complete projects. Our direct costs as a percentage of revenues are also related to the utilization rate of our consulting personnel. We manage utilization by frequently monitoring project requirements and timetables. The number of consulting personnel assigned to a project will vary according to the size, complexity, duration and demands of the project.   As of March 31, 2004, we had 1,215 personnel.

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

Results of Operations

The following table sets forth certain financial data and such data as a percentage of revenues for the periods indicated.

	Three Months Ended
	March 31, 2004	March 31, 2003
	(Dollars in thousands)
Statements of Income:
Revenues	$40,369	$43,466
Direct costs	24,623	26,971
Gross profit(a)	15,746	16,495
Other operating costs and expenses:
General and administrative expenses	8,495	9,159
Sales and marketing expenses	1,127	1,447
Amortization of intangibles	213	213
Total other operating costs and expenses	9,835	10,819
Operating income	5,911	5,676
Investment and other income	499	637
Interest expense	(667)	(660)
Income before income taxes	5,743	5,653
Provision for income taxes	2,155	2,162
Net income	$3,588	$3,491

As a Percentage of Revenues:

Revenues	100.0%	100.0%
Direct costs	61.0	62.0
Gross profit (a)	39.0	38.0
Other operating costs and expenses:
General and administrative expenses	21.0	21.1
Sales and marketing expenses	2.8	3.3
Amortization of intangibles	0.5	0.5
Total other operating costs and expenses	24.3	24.9
Operating income	14.7	13.1
Investment and other income	1.2	1.4
Interest expense	(1.7)	(1.5)
Income before income taxes	14.2	13.0
Provision for income taxes	5.3	5.0
Net income	8.9%	8.0%

(a)     Gross profit represents revenues less direct costs, which consist primarily of project personnel salaries and benefits and direct expenses incurred to complete projects.

Results of Operations for the Three Months Ended March 31, 2004 Compared with the Three Months Ended March 31, 2003

Revenues.  Revenues decreased by 7.1% to $40.4 million for the three months ended March 31, 2004 from $43.5 million for the three months ended March 31, 2003.  Revenues were adversely impacted by the approximate $700,000 reduction taken at the end of the quarter on one of our state and local contracts, based on the customer’s indication that they would be restructuring the contract.  Based on the current negotiations and under contract accounting we made this reduction of revenue in the current quarter.  We also saw a reduction in revenue from the first quarter 2003 under the EDS (Navy Marine Corps Intranet) subcontract as the program continued to ramp down from its initial engineering phase into a production phase.

Direct Costs. Direct costs decreased by 8.7% to $24.6 million for the three months ended March 31, 2004 from $27.0 million for the three months ended March 31, 2003.  Direct costs decreased as a percentage of revenues to 61.0% for the period ended March 31, 2004 from 62.0% for the period ended March 31, 2003.  This decrease was primarily due to the change in our headcount of billable personnel, and lower other direct costs.

Gross Profit. Gross profit decreased by 4.5% to $15.7 million in the three months ended March 31, 2004 from $16.5 million in the three months ended March 31, 2003. Gross profit as a percentage of revenues increased to 39.0 % in the three months ended March 31, 2004 from 38.0% in the three months ended March 31, 2003, because direct costs decreased at a faster rate than revenue decreased.

General and Administrative Expenses. General and administrative expenses decreased 7.2% to $8.5 million in the three months ended March 31, 2004 from $9.2 million in the three months ended March 31, 2003.  Our total general and administrative headcount decreased to 118 employees as of March 31, 2004 compared to 123 employees as of March 31, 2003.

Sales and Marketing. Sales and marketing expenses decreased 22.1% to $1.1 million in the three months ended March 31, 2004, from $1.4 million in the three months ended March 31, 2003. This decrease was due to a decrease in our marketing and proposal efforts during the quarter, which was related to our clients budget actions.

Amortization of Intangibles.  For each of the three month periods ended March 31, 2004 and March 31, 2003,  we incurred $213,000 of amortization expense related to the $4.5 million of intangibles we recorded in connection with the value of contracts and customer relationships acquired in the November 2001 acquisition of Troy, and the June 2002 acquisition of Vector.

Operating Income. Operating income increased 4.1% to $5.9 million in the three months ended March 31, 2004 from $5.7 million in the three months ended March 31, 2003, due to the factors discussed above.

Investment and Other Income.  For the three months ended March 31, 2004, we earned $254,000 of interest income, and had $245,000 of income from our investment in our corporate headquarters building.   For the three months ended March 31, 2003, we had $400,000 of interest income and net losses on sales of securities.  We also had a $237,000 gain from the investment in our corporate headquarters building.

Interest Expense.  For the three months ended March 31, 2004 and 2003, we incurred interest expense of $667,000 and $660,000, respectively, principally related to our corporate headquarters building.

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

As a result of the factors above, period-to-period comparisons of our revenues and operating results may not be meaningful. You should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a possible material adverse effect on our operating results and financial condition.

Liquidity and Capital Resources

We currently expect to meet our short-term and long-term cash requirements through funds generated from operations.  Net cash provided by operating activities was $238,000 for the three months ended March 31, 2004. Cash provided by operating activities is primarily driven by net income, adjusted for working capital changes, which are principally changes in accounts receivable.

Net cash used by investing activities was $3.2 million for the three months ended March 31, 2004. During the three months ended March 31, 2004, we had $0.3 million of net purchases of property and equipment, $1.0 million of net short-term investments and $2.0 million of net long-term investments and invested $0.04 million in capitalized software, while receiving $0.1 million of distributions from the investment in the entity that owns our headquarters building.  Investing activity is primarily driven by investments in short and long-term securities.

For the three months ended March 31, 2004, net cash provided by financing activities was $71,000 and is primarily derived from payments received from employees in connection with the exercise of stock options.

We expect to retain future earnings, if any, for use in the operation and expansion of our business and at this time do not anticipate paying cash dividends.

We maintain a $10.0 million line of credit with Bank of America, bearing interest at the one-month LIBOR rate plus 250 basis points per annum, which expires on June 30, 2005.  As of March 31, 2004, we had no borrowings outstanding under the line of credit. As of March 31, 2004, we had outstanding $2.6 million in letters of credit in lieu of rent deposits.

Under some of our fixed-price contracts, we receive advance payments for work to be performed in future months. If we do not perform the work, the unearned portion of these advances will be returned to our clients. At March 31, 2004, our accounts receivable turnover rate, net of advance payments on contracts, was approximately three times a year.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations section of  this Form 10-Q includes “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements are sometimes presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which we have little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to our future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues from government clients, risks involved in contracting with the U.S. Government and with state and local governments, difficulties we may have in attracting, retaining and managing professional and administrative staff, fluctuations in quarterly results, risks related to acquisitions, risks related to competition and our ability to continue to win and perform efficiently on contracts, and other risks and factors identified from time to time in our reports filed with the SEC, including those identified under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003 which hereby is incorporated by reference. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Item 3.            Qualitative and Quantitative Disclosure About Market Risk.

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

Our investments are made in accordance with an investment policy approved by our Board of Directors. Under this policy, no investment securities can have maturities exceeding two years and the average duration of the portfolio cannot exceed twelve months.

Item  4.           Controls and Procedures.

Our management under the direction and with the participation of David C. Karlgaard, our Chief Executive Officer, and Stuart R. Lloyd, our Chief Financial Officer, performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934).  Based on that evaluation, Messrs. Karlgaard and Lloyd concluded that as of March 31, 2004, our disclosure controls and procedures are effective.  There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II – OTHER INFORMATION

Item 1.            Legal Proceedings.

On or after March 18, 2003, several purported class action complaints were filed against us and certain of our officers in the United States District Court for the Eastern District of Virginia.  The complaints allege that between October 22, 2002 and March 14, 2003, the defendants made, or were aware of false and misleading statements which had the effect of inflating the market price of our stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The complaints were consolidated into a single class action on June 13, 2003.  The class action was dismissed by the court on January 28, 2004.  Plaintiffs have filed notice of appeal.  In addition, a stockholder’s legal counsel sent a letter of demand that the Board of Directors investigate the same charges addressed in the class action suit.  The Board concluded after its investigation and based on its business judgment to reject the demand letter.

On September 11, 2003, we instituted a lawsuit in the United States District Court for the District of Minnesota against NCS Pearson, Inc. for improperly withholding the payment of funds owed to us under a subcontract.  We are seeking recovery of $6.3 million in unpaid receivables plus interest and costs.  The proceedings are moving according to schedule.

Item 2.            Changes in Securities and Use of Proceeds.

None.

Item 3.            Defaults Upon Senior Securities.

None.

Item 4.            Submission of Matters to a Vote of Security Holders.

None.

Item 5.            Other Information.

None.

Item 6.            Exhibits and Reports on Form 8-K.

(a)     Exhibits.

Number	Exhibit Description

3.1*	Certificate of Incorporation

3.2*	By-Laws

10.1*	Office Lease Agreement between Building IV Associates L.P. and the Registrant

10.2*	Amendment No. 1 to Office Lease Agreement between Building IV Associates L.P. and the Registrant

10.3*	Office Lease Agreement between Building V Associates L.P. and the Registrant

10.4*	Employment Agreement between the Registrant and David C. Karlgaard, dated January 1, 2000

10.4.1******	Key Executive Severance Plan and Letter Agreement between the Registrant and David C. Karlgaard, dated July 23, 2003

10.5*	Employment Agreement between the Registrant and Paul G. Rice, dated January 1, 2000

10.5.1******	Key Executive Severance Plan and Letter Agreement between the Registrant and Paul G. Rice, dated July 23, 2003

10.6*	Employment Agreement between the Registrant and Alan H. Harbitter, dated January 1, 2000

10.6.1******	Key Executive Severance Plan and Letter Agreement between the Registrant and Alan H. Harbitter, dated July 23, 2003

10.7*	Employment Agreement between the Registrant and Stuart R. Lloyd, dated December 31, 1998

10.7.1*******	Amendment to Employment Agreement between the Registrant and Stuart R. Lloyd, dated September 30, 2003

10.8*	2000 Stock Incentive Plan

10.9*	1995 Nonqualified Stock Option Plan

10.10*	1987 Stock Option Agreement, as amended

10.11*	Nonqualified Executive Supplemental Retirement Program Agreement dated December 1998

10.12*	2000 Employee Stock Purchase Plan

10.13*	Amended and Restated Loan Agreement between the Registrant and NationsBank, N.A.

10.14**	Amendment No. 2 to Office Lease Agreement between Building IV Associates L.P. and the Registrant

10.15**	Amendment No. 3 to Office Lease Agreement between Building IV Associates L.P. and the Registrant

10.16**	Office Lease Agreement between Building VI L.C. and the Registrant

10.17***	First Amendment to Lease Agreement between Building VI L.C. and the Registrant

10.18***	Second Amendment to Lease Agreement between Building VI L.C. and the Registrant

10.19***	Operating Agreement between Building VI Investment L.C. and the Registrant

10.20***	First Amendment to Operating Agreement between Building VI L.C. and the Registrant

10.21***	Bank of America Financing and Security Agreement

10.22***	Bank of America Promissory Note

10.23*****	Amended and Restated Bank of America Revolving Credit Note

10.24*****	Amended and Restated Bank of America Financing and Security Agreement

10.25*****	Key Executive Severance Plan and Letter Agreement between Registrant and Christos Bratiotis, dated July 23, 2003

10.26*****	Key Executive Severance Plan and Letter Agreement between Registrant and John T. Forbus, dated July 23, 2003

10.27******	Key Executive Severance Plan and Letter Agreement between Registrant and Charles E. Owlett, dated July 23, 2003

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

*	Incorporated herein by reference to the Company’s Registration Statement on Form S-1(No. 333-95331), as amended.

**	Incorporated herein by reference to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2000, filed on April 19, 2001.

***	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2001, filed August 13, 2001.

****	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002.

*****	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

******	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 14, 2003.

(b)     Reports on Form 8-K.

On January 22, 2004, we filed a Current Report on Form 8-K accompanying a press release pre-announcing certain financial results for the quarter and year ended December 31, 2003.

On February 10, 2004, we filed a Current Report on Form 8-K accompanying a press release announcing our financial results for the quarter and year ended December, 31, 2003.

On February 11, 2004, we filed  a Current Report on Form 8-K accompanying a transcript of the prepared remarks provided during the earnings conference call held at 5:30 pm (EST), February 10, 2004, with respect to the results for the quarter and year ended December 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BY:	/s/ STUART R. LLOYD
Stuart R. Lloyd
Chief Financial Officer, Senior Vice President and Director (Principal Financial and Accounting Officer)

May 10, 2004