Form 10-Q
period 2004-06-30
PEC SOLUTIONS INC
filed 2004-08-09
CIK 1103013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549 - 0001

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarter Ended June 30, 2004

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

As of August 9, 2004, 27,459,178 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

PEC SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2004

PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

PEC SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	As of June 30, 2004	As of December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,499	$33,401
Short-term investments	21,726	38,274
Accounts receivable, net	50,700	48,356
Other current assets	9,043	1,745
Total current assets	107,968	121,776

Property and equipment, net	26,043	26,674
Investments	40,605	37,587
Goodwill	39,931	16,932
Intangibles, net	9,933	2,849
Other assets	4,774	4,553
Total assets	$229,254	$210,371

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$8,381	$5,576
Advance payments on contracts	1,262	439
Retirement plan contribution payable	723	—
Accrued payroll	4,871	5,503
Accrued vacation	3,794	2,839
Other current liabilities	6,499	1,163
Total current liabilities	25,530	15,520

Long-term liabilities:
Supplemental retirement program liability	1,493	1,417
Deferred rent payable	2,004	1,790
Long-term lease obligation	23,161	23,062
Total long-term liabilities	26,658	26,269
Total liabilities	52,188	41,789

Commitments and contingencies

Stockholders’ equity:
Undesignated capital stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 27,443,938 and 27,303,041 shares issued and outstanding, respectively	274	273
Additional paid-in capital	96,440	95,219
Retained earnings	80,468	73,140
Accumulated other comprehensive loss	(116)	(50)
Total stockholders’ equity	177,066	168,582
Total liabilities and stockholders’ equity	$229,254	$210,371

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(Unaudited)
Revenues	$44,504	$44,265	$84,873	$87,731
Operating costs and expenses:
Direct costs	27,113	25,711	51,736	52,682
General and administrative expenses	9,591	9,074	17,985	18,233
Sales and marketing expenses	1,397	1,635	2,524	3,082
Goodwill and intangible amortization	303	212	516	425
Total operating costs and expenses	38,404	36,632	72,761	74,422
Operating income	6,100	7,633	12,112	13,309
Investment and other income	555	540	952	1,177
Interest expense	(669)	(662)	(1,336)	(1,322)
Income before income taxes	5,986	7,511	11,728	13,164
Provision for income taxes	2,246	2,873	4,400	5,035
Net income	$3,740	$4,638	$7,328	$8,129
Earnings per share:
Basic	$0.14	$0.17	$0.27	$0.30
Diluted	$0.13	$0.16	$0.25	$0.27
Weighted average shares used in computing earnings per share:
Basic	27,341	27,047	27,324	26,991
Diluted	28,963	29,491	28,981	29,720

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ending
	June 30, 2004	June 30, 2003
	(Unaudited)
Cash flows from operating activities:
Net income	$7,328	$8,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,374	1,441
Amortization of intangibles	515	425
Amortization of bond premium and discounts, net	178	52
Gain on sale of assets	(4)	—
Deferred rent payable	215	237
Deferred income taxes	348	(310)
Bad debt expense	102	—
Gain from investment in building	(482)	(471)
Non-cash charge related to building	99	128
Changes in operating assets and liabilities:
Accounts receivable, net	4,311	6,329
Other current assets	(7,150)	531
Other assets	(106)	(184)
Accounts payable and accrued expenses	579	(1,807)
Advance payments on contracts	287	(472)
Retirement plan contribution payable	642	1,112
Accrued payroll	(2,227)	(2,712)
Accrued vacation	591	704
Other current liabilities	5,080	42
Supplemental retirement program liability	71	308
Net cash provided by operating activities	11,751	13,482
Cash flows from investing activities:
Purchases of property and equipment	(318)	(722)
Proceeds from sale of property and equipment	4	—
Purchases of short-term investments	(16,881)	(21,818)
Proceeds from sale of short-term investments	33,240	27,160
Purchase of business, net of cash acquired	(33,024)	—
Capitalized software	(387)	(193)
Purchases of long-term investments	(13,616)	(7,079)
Proceeds from sale of long-term investments	10,630	1,628
Distributions from building investment	487	413
Net cash used by investing activities	(19,865)	(611)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,212	2,296
Net cash provided by financing activities	1,212	2,296
Net increase (decrease) in cash	(6,902)	15,167
Cash and cash equivalents at beginning of period	33,401	21,176
Cash and cash equivalents at end of period	$26,499	$36,343
Income taxes paid	$5,157	$3,059
Interest paid	$1,336	$1,322
Non-cash transactions:
Common stock repurchased and retired in exchange for shares in cashless exercise of stock options	$318	$197

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

1. Financial Statements

The accompanying consolidated financial statements, except for the December 31, 2003 balance sheet, are unaudited and have been prepared in accordance with accounting standards generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally in the United States have been omitted. In the opinion of management, all adjustments, consisting of normally recurring accruals, considered necessary for a fair presentation, have been included. It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements as of December 31, 2002 and 2003, and for each of the three years in the period ended December 31, 2003 included in the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2004. The results of operations for the six months ended June 30, 2004, are not necessarily indicative of the operating results to be expected for the full year.

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

This information and the assumptions used for the six months ended June 30, 2004 and 2003 for the Company’s stock option and stock purchase plans are summarized as follows:

	Stock Option Plan		Stock Purchase Plan
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Volatility	80.4-84.2%	84.1-90.1%	43.1%	105.7%
Risk-free interest rate	3.09-3.99%	2.76-3.04%	1.68%	0.98%
Dividend yield	0%	0%	0%	0%
Expected lives	6.0-6.6 years	5.0-5.9 years	0.50 years	0.50 years

Weighted average fair value per share at grant date	$10.22	$15.54	$10.22	$15.54

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option and stock purchase plans:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(In thousands, except for per share amounts)
Net income, as reported	$3,740	$4,638	$7,328	$8,129
Pro forma compensation expense, net of tax	(1,319)	(1,182)	(2,510)	(2,400)

Pro forma net income	$2,421	$3,456	$4,818	$5,729

Net income (loss) per share:
Basic—as reported	$0.14	$0.17	$0.27	$0.30
Basic—pro forma	$0.09	$0.13	$0.18	$0.21
Diluted—as reported	$0.13	$0.16	$0.25	$0.27
Diluted—pro forma	$0.08	$0.12	$0.17	$0.19

3. Accounts Receivable

Accounts receivable consist of the following as of:

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Billed accounts receivable	$38,978	$32,100
Unbilled accounts receivable:
Amounts currently billable	12,783	12,033
Revenues recorded in excess of contract value or funding	315	4,776
Progress payments	(1,262)	(439)
	50,814	48,470
Allowance for doubtful accounts	(114)	(114)
Accounts receivable, net	$50,700	$48,356

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

At June 30, 2004, there was $6.3 million due from a subcontract for the Company’s biometric identification system.  The Company filed a lawsuit in Federal court against the prime contractor in September 2003 to recover full payment on this receivable and expects to receive full payment.

During the six months ended June 30, 2004, the Company had one customer that accounted for more that 10% of revenue.  For the six months ended June 30, 2004, the Special Project Division of the Drug Enforcement Agency accounted for 12.2% of revenue, or $10.3 million.  At June 30, 2004, there was $3.3 million due from the Special Project Division of the Drug Enforcement Agency.  During the six months ended June 30, 2003, the Company had one customer that accounted for more than 10% of revenue.  For the six months ended June 30, 2003, EDS (Navy Marine Corps Intranet) accounted for 11.7% of revenue, or $10.3 million.  At June 30, 2003, there was $6.3 million due from EDS.

4. Net Income Per Share

Basic and diluted earnings per share for the three months and six months ended June 30, 2004 and 2003 were determined as follows:

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	(Dollars in thousands, except for share and per share amounts)
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$3,740	27,340,750	$0.14	$7,328	27,323,725	$0.27
Effect of dilutive options	—	1,622,081	(0.01)	—	1,656,920	(0.02)
Diluted EPS	$3,740	28,962,831	$0.13	$7,328	28,980,645	$0.25

	Three Months Ended June 30, 2003			Six Months Ended June 30, 2003
	(Dollars in thousands, except for share and per share amounts)
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$4,638	27,047,227	$0.17	$8,129	26,991,481	$0.30
Effect of dilutive options	—	2,443,813	(0.01)	—	2,728,290	(0.03)
Diluted EPS	$4,638	29,491,040	$0.16	$8,129	29,719,771	$0.27

For the three and six months ended June 30, 2004, 1,717,125 and 1,619,506 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

For the three and six months ended June 30, 2003, 1,200,945 and 328,511 shares, respectively, attributable to outstanding stock options were excluded form the calculation of diluted earnings per share because the effect was antidilutive.

5. Acquisitions

On May 28, 2004, the Company acquired all of the outstanding common shares of Integrated Information Technology Corporation (“IITC”).  The results of IITC’s operations have been included in the consolidated financial statements since that date.  IITC derives revenues from providing satellite communications engineering and information technology solutions to the Federal Government.  The aggregate purchase price was $34.4 million, including acquisition costs of $0.8 million.  The purchase was an all cash transaction.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The fair value of the assets acquired and liabilities assumed has been based on preliminary estimates, and may be revised when remaining aspects of the purchase price allocation have been finalized.

(Dollars in thousands)	At May 28, 2004
Current assets, including cash of $1,565	$8,466
Property and equipment	293
Intangible assets	7,600
Goodwill	23,150
Other assets	154
Total assets acquired	39,663
Current liabilities	5,064
Total liabilities assumed	5,064
Net assets acquired	$34,599

The $7.6 million of acquired intangible assets was assigned to customer contracts and related relationships with a weighted-average useful life of 7.0 years.  The transaction resulted in $23.0 million of goodwill, all of which is deductible for tax purposes.

Unaudited pro forma results of operations as if the acquisition has occurred at the beginning of each period presented are as follows:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(in thousands except shares and per share)
Revenues	$52,524	$103,451

Net Income	$5,087	$8,643

Earnings per share:
Basic	$0.19	$0.32
Diluted	$0.17	$0.29

Weighted average shares used in computing earnings per share:
Basic	27,047	26,991
Diluted	29,491	29,720

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(in thousands except shares and per share
Revenues	$51,562	$100,442

Net Income	$3,469	$7,403

Earnings per share:
Basic	$0.13	$0.27
Diluted	$0.12	$0.26

Weighted average shares used in computing earnings per share:
Basic	27,341	27,324
Diluted	28,963	28,981

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

6. Other current assets

Other current assets consisted of the following:

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Accrued interest receivable	$4	$15
Accounts receivable-other	161	—
Notes receivable employees-current	1	1
Prepaid expenses	2,028	930
Travel advances	33	12
Deferred income taxes-current	807	787
Escrow-IITC acquisition	6,000	—
Inventory	9	—
	$9,043	$1,745

7. Goodwill and Intangible Assets

The Company has recognized goodwill related to its acquisitions of Viking Technology, Inc. (“Viking”), Troy Systems, Inc. (“Troy”), Vector Research, Inc. (“Vector”) and IITC.  Nonamortized intangible assets consist only of goodwill of $39.9 million.  The Company’s amortizable intangible assets include customer contracts and related relationships purchased in the acquisitions of Troy on November 20, 2001; Vector on June 14, 2002; and IITC on May 28, 2004.  The intangibles related to the Troy acquisition totaled $3.0 million and are amortized on a straight-line basis over a 4.5-year period.  The intangibles on the Vector purchase totaled $1.5 million and are being amortized on a straight-line basis over an 8.4-year period.  The intangibles on the IITC acquisition totaled $7.6 million and are being amortized on a straight-line basis over a 7.0-year period.  Total accumulated amortization as of June 30, 2004 was $2.2 million.  In accordance with the provisions of SFAS No. 142, the Company performed the appropriate annual impairment tests during the three months ended March 31, 2004 related to its stated goodwill, and determined that there was no impairment loss, and therefore no change was made to the carrying amount of goodwill.

Intangibles are amortized on a straight-line basis.  Estimated annual amortization expense for each of the five following calendar years is as follows:

Year ending December 31,	Amount
(Dollars in thousands)
2004	$1,484
2005	1,937
2006	1,544
2007	1,264
2008	1,264

8.  Investments

The Company has an ownership interest in an unconsolidated and affiliated company that owns an office building that the Company leases.  For the three months and six months ended June 30, 2004, the Company recorded other income of $237,000 and $482,000, respectively from this investment.  It also received cash distributions of $386,000 and $487,000, respectively from the investment.  For the three months and six months ended June 30, 2003, the Company recorded other income of $234,000 and $471,000, respectively.  It also received cash distributions of $103,000 and $413,000, respectively from the investment.

9. Other current liabilities

Other current liabilities consisted of the following:

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Employees stock purchase plan payable	$10	$10
Amounts due related to IITC acquisition	6,000	—
Employee benefits payable	57	64
Payroll taxes payable	432	520
Income taxes payable	—	569
	$6,499	$1,163

10.  Other Comprehensive Gain (Loss)

Other comprehensive gain (loss), consisting of unrealized gains (losses) on securities was $(122,000) and $(116,000), respectively, for the three months and six months ended June 30, 2004, and $7,000 and  $(111,000), respectively, for the three months and six months ended June 30, 2003.

11.  Contingencies

In the ordinary course of business, the Company may be party to various legal proceedings.  In the opinion of management, the Company’s liability, if any, in all pending litigation or other legal proceedings will not have a material effect upon the financial condition, results of operations, or liquidity of the Company.

On or after March 18, 2003, several purported class action complaints were filed against the Company and certain of its officers in the United States District Court for the Eastern District of Virginia.  The complaints allege that between October 22, 2002 and March 14, 2003, the defendants made, or were aware of false and misleading statements which had the effect of inflating the market price of the Company’s common stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The complaints were consolidated into a single class action on June 13, 2003.  The class action was dismissed by the district court on January 28, 2004.  The plaintiffs filed an appeal with the U.S. Court of Appeals for the Fourth Circuit on June 30, 2004.  In addition, a stockholder’s legal counsel sent a letter of demand that the Board of Directors investigate the same charges addressed in the class action suit.  The Board concluded, after its investigation and based on its business judgment, to reject the demand letter.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

PEC Solutions, Inc. (www.pec.com) is a professional services firm specializing in high-end solutions that help government clients harness the power of the Internet and other advanced technologies to improve mission performance. We specialize in Web-Enabling Government® by providing secure, interoperable technology solutions for clients in homeland security, law enforcement, intelligence, defense, and civilian agencies within the Federal Government and at state and local levels.  We enhance their productivity and improve the services they offer to the public.  As a total solutions provider, we address the full technology lifecycle, including formulating technology strategies, creating business solutions, performing long-term operational management and continuing enhancement of the solution.

We derive substantially all of our revenues from fees for consulting services, primarily from contracts with the Federal Government.   We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts. During the three months and six months ended June 30, 2004, revenues from these contract types were approximately 60%, 16%, and 24%, and 60%, 18%, and 22%, respectively, of total revenues. During the three months and six months ended June 30, 2003, revenues from these contract types were approximately 57%, 25% and 18%, and 61%, 20% and 19%, respectively, of total revenues.  We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts based on actual hours delivered at the contracted billable hourly rate plus the cost of materials incurred. We recognize revenues on fixed-price contracts using the percentage-of-completion method based on costs we incurred in relation to total estimated costs.  However, if the contract has a service element, we recognize revenues on a straight-line basis over the term of the contract.  We recognize revenues on cost-type contracts to the extent of costs incurred plus a proportionate amount of fee earned.

On occasion, we enter into contracts that include the delivery of a combination of two or more of our service offerings.  Typically, such multiple-element arrangements incorporate the design, development, or modification of systems and an ongoing obligation to manage, staff, maintain, host, or otherwise run solutions and systems provided to the client.  Such contracts are divided into separate units of accounting and the total arrangement fee is allocated to each unit based on its relative fair value.  In accordance with our revenue recognition policy, revenue is recognized separately for each element.

In certain limited circumstances, revenues are recognized before contract amendments have been finalized.  Prior to agreeing to commence work as directed by a customer, and in advance of the receipt of the written modification or amendments to the existing contract, the Company requires the completion of an internal memo that assesses the probability of the modification or amendment being executed in a timely fashion and the Company’s ability to subsequently collect payment from the customer.

The fees under certain government contracts may be increased or decreased in accordance with cost or performance incentive provisions that measure actual performance against targets or other criteria.  Such incentive fee awards or penalties are included in revenue at the time the amounts can be reasonably determined.  Provisions for anticipated contract losses are recognized at the time they become known.

Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients.  Existing clients from the previous year generated greater than 98% of our revenues in the three months and six months ended June 30, 2004.

In the three months and six months ended June 30, 2004, we derived approximately 22% and 21%, respectively, of our revenues through relationships with prime contractors, who contract directly with the end-client and subcontract with us. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

Our most significant expense is direct costs, which consist primarily of project personnel salaries and benefits, and direct expenses incurred to complete projects. Our direct costs as a percentage of revenues are also related to the utilization rate of our consulting personnel. We manage utilization by frequently monitoring project requirements and timetables. The number of consulting personnel assigned to a project will vary according to the size, complexity, duration, and demands of the project.  As of June 30, 2004, we had 1,557 personnel.

General and administrative expenses consist primarily of costs associated with our executive management, finance and administrative groups, human resources, unassigned consulting personnel, personnel training, occupancy costs, depreciation and amortization, travel and all other branch and corporate costs.

Sales and marketing expenses include the costs of sales and marketing personnel, and costs associated with marketing and bidding on future projects.

Investment and other income consist primarily of interest income earned on our cash, cash equivalents and marketable securities, and income from our investment in the limited liability corporation that owns our corporate headquarters office building.

Interest expense is primarily associated with the corporate headquarters office building.

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2004	JUNE 30, 2003	JUNE 30, 2004	JUNE 30, 2003
	(Dollars in thousands)
Statement of Income:
Revenues	$44,504	$44,265	$84,873	$87,731
Direct costs	27,113	25,711	51,736	52,682
Gross profit (a)	17,391	18,554	33,137	35,049
Other operating costs and expenses:
General and administrative expenses	9,591	9,074	17,985	18,233
Sales and marketing expenses	1,397	1,635	2,524	3,081
Goodwill and intangible amortization	303	212	516	426
Total other operating costs and expenses	11,291	10,921	21,025	21,740
Operating income	6,100	7,633	12,112	13,309
Investment and other income	555	540	952	1,177
Interest expense	(669)	(662)	(1,336)	(1,322)
Income before income taxes	5,986	7,511	11,728	13,164
Provision for income taxes	2,246	2,873	4,400	5,035
Net income	$3,740	$4,638	$7,328	$8,129

As a Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%
Direct costs	60.9	58.1	60.9	60.1
Gross profit (a)	39.1	41.9	39.1	39.9
Other operating costs and expenses:
General and administrative expenses	21.6	20.5	21.2	20.8
Sales and marketing expenses	3.1	3.7	3.0	3.5
Goodwill and intangible amortization	0.7	0.5	0.6	0.5
Total other operating costs and expenses	25.4	24.7	24.8	24.8
Operating income	13.7	17.2	14.3	15.1
Investment and other income	1.2	1.2	1.1	1.4
Interest expense	(1.5)	(1.4)	(1.6)	(1.5)
Income before income taxes	13.4	17.0	13.8	15.0
Provision for income taxes	5.0	6.5	5.2	5.7
Net income	8.4%	10.5%	8.6%	9.3%

(a)  Gross profit represents revenues less direct costs, which consist primarily of project personnel salaries and benefits, and direct expenses incurred to complete projects.

Our revenues and operating results may be subject to significant variation from quarter to quarter depending on a number of factors, including the progress of contracts, revenues earned on contracts, the number of billable days in a quarter, the timing of the pass-through of other direct costs, the commencement and completion of contracts during any particular quarter, the schedule of the government agencies for awarding contracts, the term of each contract that we have been awarded, and general economic conditions. Because a significant portion of our expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity, as well as in the number of contracts commenced or completed during any quarter, may cause significant variations in operating results from quarter to quarter.

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

Results of Operations for the Three Months Ended June 30, 2004 Compared with the Three Months Ended June 30, 2003

Revenues. Revenues increased by 0.5% to $44.5 million for the three months ended June 30, 2004, from $44.3 million for the three months ended June 30, 2003.  The 2004 revenues include approximately one month’s revenue from IITC, which was acquired on May 28, 2004.    We continued to see a reduction in revenue from the EDS (Navy Marine Corps Intranet) contract during the current period versus last year, as the program continues to move from its initial engineering phase into a production phase.

Direct Costs. Direct costs increased by 5.5% to $27.1 million for the three months ended June 30, 2004, from $25.7 million for the three months ended June 30, 2003.  Direct costs increased as a percentage of revenues to 60.9% in the three months ended June 30, 2004, from 58.1% for the period ended June 30, 2003.  This increase was associated with a combination of factors.  The inclusion of approximately one month’s direct costs from IITC, which reflects a higher ratio of direct costs than the civilian government business of PEC, and the change in PEC’s headcount from the year-ago quarter ended June 30, 2003.

Gross Profit. Gross profit decreased by 6.3% to $17.4 million in the three months ended June 30, 2004, from $18.6 million in the three months ended June 30, 2003. Gross profit as a percentage of revenues decreased to 39.1% in the three months ended June 30, 2004, from 41.9% in the three months ended June 30, 2003, because of the higher ratio of IITC direct costs and the change in the EDS contract.

General and Administrative Expenses. General and administrative expenses increased 5.7% to $9.6 million in the three months ended June 30, 2004, from $9.1 million in the three months ended June 30, 2003, primarily due to our increase in headcount.  Our total general and administrative headcount increased to 148 personnel as of June 30, 2004, compared to 125 personnel as of June 30, 2003.  The 2004 headcount includes the addition of the IITC headcount as of May 28, 2004.

Sales and Marketing. Sales and marketing expenses decreased 14.6% to $1.4 million in the three months ended June 30, 2004, from $1.6 million in the three months ended June 30, 2003. This decrease was due to a decrease in our marketing and proposal efforts during the quarter, which was related to our client’s deferral of program actions.

Amortization of Intangibles.  For the three months ended June 30, 2004 and June 30, 2003, we incurred $303,000 and $213,000, respectively, of amortization of expense related to the $12.1 million of intangibles we recorded in connection with the value of contracts and customer relationships acquired in the November 2001 acquisition of Troy, the June 2002 acquisition of Vector, and the May 2004 acquisition of IITC.

Operating Income. Operating income decreased 20.1% to $6.1 million in the three months ended June 30, 2004, from $7.6 million in the three months ended June 30, 2003, due to the factors discussed above.

Investment and Other Income.  For the three months ended June 30, 2004, we earned $317,000 of interest income, and had $237,000 of income from our investment in our corporate headquarters building.  For the three months ended June 30, 2003, we had $306,000 of interest income and net gains on sales of securities and $234,000 of income from our investment in our corporate headquarters office building.

Interest Expense.   For the three months ended June 30, 2004 and 2003, we incurred interest expense of $669,000 and $662,000, respectively, principally related to our corporate headquarters office building.

Results of Operations for the Six Months Ended June 30, 2004, Compared with the Six Months Ended June 30, 2003

Revenues.  Revenues decreased by 3.3% to $84.9 million for the six months ended June 30, 2004, from $87.7 million for the six months ended June 30, 2003.  We saw a reduction in revenue from the EDS (Navy Marine Corps Intranet) contract during the current period versus last year, as the program went from its initial engineering phase into a production phase.  These revenues also include approximately $3.0 million of revenue from IITC, which was acquired on May 28, 2004.

Direct Costs. Direct costs decreased by 1.8% to $51.7 million for the six months ended June 30, 2004, from $52.7 million for the six months ended June 30, 2003.  Direct costs increased as a percentage of revenues to 60.9% in the six months ended June 30, 2004, from 60.1% for the six months ended June 30, 2003.  This increase was associated with a combination of factors.  The inclusion of approximately one month’s direct costs from IITC, which reflects a higher ratio of direct costs than the civilian government business of PEC, and the change in PEC’s headcount for the six months ended June 30, 2004, compared to the six months ended June 30, 2003.

Gross Profit. Gross profit decreased by 5.5% to $33.1 million in the six months ended June 30, 2004, from $35.0 million in the six months ended June 30, 2003. Gross profit as a percentage of revenues decreased to 39.1% in the six months ended June 30, 2004, from 39.9% in the six months ended June 30, 2003, because of the higher ratio of IITC direct costs and the change in the EDS contract.

General and Administrative Expenses. General and administrative expenses decreased 1.4% to $18.0 million in the six months ended June 30, 2004, from $18.2 million in the six months ended June 30, 2003.  Our total general and administrative headcount increased to 148 personnel as of June 30, 2004, compared to 125 personnel as of June 30, 2003.  This included the addition of the IITC headcount as of May 28, 2004.   Excluding the IITC headcount, we had a decrease in the general and administrative headcount.

Sales and Marketing. Sales and marketing expenses decreased 18.1% to $2.5 million in the six months ended June 30, 2004, from $3.1 million in the six months ended June 30, 2003. This decrease was due to a decrease in our marketing and proposal efforts during the period, which was related to our client’s deferral of program actions.

Amortization of  Intangibles.  For the six months ended June 30, 2004 and June 30, 2003, we incurred $516,000 and $426,000, respectively, of amortization of expense related to the $12.1 million of intangibles we recorded in connection with the value of contracts and customer relationships acquired in the November 2001 acquisition of Troy, the June 2002 acquisition of Vector, and the May 2004 acquisition of IITC.

Operating Income.  Operating income decreased 9.0% to $12.1 million in the six months ended June 30, 2004, from $13.3 million in the six months ended June 30, 2003, due to the factors discussed above.

Investment and Other Income.  For the six months ended June 30, 2004, we earned $571,000 of interest income, and had   $482,000 of income from our investment in our corporate headquarters building.  For the six months ended June 30, 2003, we had $706,000 of interest income and net gains on sales of securities and $471,000 gain from the investment in our corporate headquarters building.

Interest Expense.   For the six months ended June 30, 2004 and 2003, we incurred interest expense of $1.3 million, respectively, principally related to our corporate headquarters building.

Liquidity and Capital Resources

We currently expect to meet our short-term and long-term cash requirements through funds generated from operations.  Net cash provided by operating activities was $11.8 million for the six months ended June 30, 2004. Cash provided by operating activities is primarily driven by net income, adjusted for working capital changes, which were principally changes in accounts receivable.

Net cash used by investing activities was $19.9 million for the six months ended June 30, 2004. During the six months ended June 30, 2004, we had $0.3 million of net purchases of property and equipment, $3.0 million of net long-term investments, invested $0.4 million in capitalized software, $33.0 million used to purchase IITC, while selling $16.3 million of net short-term investments and receiving $0.5 million of distributions from the investment in our building joint venture.

Net cash provided by financing activities was $1.2 million from the sale of common stock to employees upon the exercise of their stock options and purchase of stock through the employee stock purchase plan for the six months ended June 30, 2004.

We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

We maintain a $10.0 million line of credit with Bank of America, bearing interest at the LIBOR Rate plus 250 basis points per annum, which expires on June 30, 2005. As of June 30, 2004, we had no borrowings outstanding under the line of credit. As of June 30, 2004, we had outstanding $2.6 million in letters of credit in lieu of rent deposits.

Under some of our fixed-price contracts, we receive advance payments for work to be performed in future months. If we do not perform the work, the unearned portion of these advances will be returned to our clients. At June 30, 2004, our accounts receivable turnover rate, net of advance payments on contracts, was approximately four times a year.

Recent Accounting Pronouncements

None.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The foregoing Management’s Discussion  and Analysis of Financial Condition and Results of Operations section of this Form 10-Q includes “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  While forward-looking statements are sometimes presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which we have little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to our future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues from government clients, risks involved in contracting with the U.S. Government and with state and local governments, difficulties we may have in attracting, retaining and managing professional and administrative staff, fluctuations in quarterly results, risks related to acquisitions, risks related to competition and our ability to continue to win and perform efficiently on contracts, and other risks and factors identified from time to time in our reports filed with the SEC, including those identified under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003, which hereby is incorporated by reference.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected.

Item 3.           Qualitative and Quantitative Disclosure About Market Risk.

We invest our cash in a variety of financial instruments, including U.S. Treasury and agency obligations, money market instruments of domestic and foreign issuers denominated in U.S. dollars consisting of commercial paper, bankers’ acceptances, certificates of deposit, euro-dollar time deposits and variable rate issues, corporate note and bonds, asset-backed securities, repurchase agreements, municipal notes and bonds, and auction rate preferred securities.

Investments in both fixed and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rare securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates, or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value because of changes in interest rates.  A 10% change in interest rates could have approximately a $150,000 impact on our interest income.

Our investments are made in accordance with an investment policy approved by the Board of Directors. Under this policy, no investment securities can have maturities exceeding two years and the average duration of the portfolio cannot exceed twelve months.

Item  4.  Controls and Procedures.

Our management, under the supervision and with the participation of David C. Karlgaard, our Chief Executive Officer, and Stuart R. Lloyd, our Chief Financial Officer, performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934).  Based on that evaluation, Messrs. Karlgaard and Lloyd concluded that as of June 30, 2004, our disclosure controls and procedures were effective.  There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2004, that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

On or after March 18, 2003, several purported class action complaints were filed against us and certain of our officers in the United States District Court for the Eastern District of Virginia.  The complaints allege that between October 22, 2002 and March 14, 2003, the defendants made, or were aware of, false and misleading statements which had the effect of inflating the market price of our stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The complaints were consolidated into a single class action on June 12, 2003.  The class action was dismissed by the district court on January 28, 2004.  The plaintiffs filed an appeal with the U.S. Court of Appeals for the Fourth Circuit on June 30, 2004.  In addition, a stockholder’s legal counsel sent a letter of demand that the Board of Directors investigate the same charges addressed in the class action suit.  The Board concluded, after its investigation and based on its business judgment, to reject the demand letter.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on May 19, 2004 (the “Annual Meeting”).  Set forth below is a brief description of each matter voted upon at the Annual Meeting and the number of votes cast for, withheld or against, the number of abstentions and broker on-votes with respect to each matter.

(a)  Election of Class II directors.  The three directors proposed by the Board of Directors for re-election at the Annual Meeting were elected to new, three-year terms by the following vote:

Name of Director	Votes For	Authority Withheld	Broker Non-Votes
Paul G. Rice	25,673,563	53,042	0
Frank J. Carr	25,673,563	53,042	0
Zimri C. Putney	25,673,563	53,042	0

Our remaining directors, Dr. David C. Karlgaard, Dr. Alan H. Harbitter, Stuart R. Lloyd, B. Gary Dando, R. Jerry Grossman, and John W. Melchner, were not up for election, and their terms of office as directors continued after the Annual Meeting.

(b) Ratification of the appointment of PricewaterhouseCoopers LLP (“PWC”) as our independent auditors.  The appointment of PWC was ratified at the Annual Meeting by the following vote:  votes for: 24,935,037; votes against: 727,255; abstentions: 11,271; broker non-votes: 0.

Item 5. Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.1*	Certificate of Incorporation

3.2*	By-Laws

10.1*	Office Lease Agreement between Building IV Associates L.P. and the Registrant

10.2*	Amendment No. 1 to Office Lease Agreement between Building IV Associates L.P. and the Registrant

10.3*	Office Lease Agreement between Building V Associates L.P. and the Registrant

10.4*	Employment Agreement between the Registrant and David C. Karlgaard, dated January 1, 2000

10.4.1******	Key Executive Severance Plan and Letter Agreement between the Registrant and David C. Karlgaard, dated July 23, 2003

10.5*	Employment Agreement between the Registrant and Paul G. Rice, dated January 1, 2000

10.5.1******	Key Executive Severance Plan and Letter Agreement between the Registrant and Paul G. Rice, dated July 23, 2003

10.6*	Employment Agreement between the Registrant and Alan H. Harbitter, dated January 1, 2000

10.6.1******	Key Executive Severance Plan and Letter Agreement between the Registrant and Alan H. Harbitter, dated July 23, 2003

10.7*	Employment Agreement between the Registrant and Stuart R. Lloyd, dated December 31, 1998

10.7.1*******	Amendment to Employment Agreement between the Registrant and Stuart R. Lloyd, dated September 30, 2003

10.8*	2000 Stock Incentive Plan

10.9*	1995 Nonqualified Stock Option

10.10*	1987 Stock Option Agreement, as amended

10.11*	Nonqualified Executive Supplemental Retirement Program Agreement, dated December 1998

10.12*	2000 Employee Stock Option Plan

10.13*	Amended and Restated Loan Agreement between the Registrant and NationsBank, N.A.

10.14**	Amendment No. 2 to Office Lease Agreement between Building IV Associates L.P. and the Registrant

10.15**	Amendment No. 3 to Office Lease Agreement between Building IV Associates L.P. and the Registrant

10.16**	Office Lease Agreement between Building VI L.C. and the Registrant

10.17***	First Amendment to Lease Agreement between Building VI L.C. and the Registrant

10.18***	Second Amendment to Lease Agreement between Building VI L.C. and the Registrant

10.19***	Operating Agreement between Building VI Investment L.C. and the Registrant

10.20***	First Amendment to Operating Agreement between Building VI Investment L.C. and the Registrant

10.21***	Bank of America Financing and Security Agreement

10.22***	Bank of America Promissory Note

10.23*****	Amended and Restated Bank of America Revolving Credit Note

10.24*****	Amendment to Restated Bank of America Financing and Security Agreement

10.25*****	Key Executive Severance Plan and Letter Agreement between Registrant and Christos Bratiotis, dated July 23, 2003

10.26*****	Key Executive Severance Plan and Letter Agreement between Registrant and John T. Forbus, dated July 23, 2003

10.27******	Key Executive Severance Plan and Letter Agreement between Registrant and Charles E. Owlett, dated July 23, 2003

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

*                                         Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (No. 333-95331) as amended.

**                                  Incorporated herein by reference to the Company’s Annual Report on Form 10K/A for the year ended December 31, 2000, filed on April 19, 2001.

***                           Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed August 13, 2001.

****                    Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002.

*****             Incorporated herein by reference to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003, filed on August 14, 2003.

******      Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 14, 2003.

(b)         Reports on Form 8-K

On April 20, 2004, we filed a Current Report on Form 8-K, accompanying a press release announcing our financial results for the quarter ended March 31, 2004.

On June 1, 2004, we filed a Current Report on Form 8-K, accompanying a press release announcing the purchase of IITC on May 28, 2004, and a copy of the Stock Purchase Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BY: /s/ STUART R. LLOYD
DATE: AUGUST 9, 2004	Stuart R. Lloyd
Chief Financial Officer, Senior Vice President, Treasurer and Director
(Principal Financial and Accounting Officer)