Form 10-Q
period 2004-09-30
PEC SOLUTIONS INC
filed 2004-11-09
CIK 1103013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549 - 0001

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarter Ended September 30, 2004

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

As of November 9, 2004, 27,524,036 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

PEC SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

PEC SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	As of September 30, 2004	As of December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,152	$33,401
Short-term investments	4,880	38,274
Accounts receivable, net	63,875	48,356
Other current assets	15,720	1,745
Total current assets	98,627	121,776

Property and equipment, net	26,204	26,674
Investments	24,600	37,587
Goodwill	73,822	16,932
Intangibles, net	20,790	2,849
Other assets	4,638	4,553
Total assets	$248,681	$210,371

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$14,257	$5,576
Advance payments on contracts	1,095	439
Retirement plan contribution payable	1,306	—
Accrued payroll	5,030	5,503
Accrued vacation	4,451	2,839
Other current liabilities	13,999	1,163
Total current liabilities	40,138	15,520

Long-term liabilities:
Supplemental retirement program liability	1,560	1,417
Deferred rent payable	2,099	1,790
Long-term lease obligation	23,213	23,062
Total long-term liabilities	26,872	26,269
Total liabilities	67,010	41,789

Commitments and contingencies

Stockholders’ equity:
Undesignated capital stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, xx and 27,303,041 shares issued and outstanding, respectively	275	273
Additional paid-in capital	96,668	95,219
Retained earnings	84,787	73,140
Accumulated other comprehensive loss	(59)	(50)
Total stockholders’ equity	181,671	168,582
Total liabilities and stockholders’ equity	$248,681	$210,371

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(Unaudited)
Revenues	$55,216	$43,295	$140,089	$131,025
Operating costs and expenses:
Direct costs	34,500	25,821	86,236	78,503
General and administrative expenses	10,798	8,758	28,783	26,992
Sales and marketing expenses	1,876	1,250	4,400	4,331
Intangible amortization	644	213	1,160	638
Total operating costs and expenses	47,818	36,042	120,579	110,464
Operating income	7,398	7,253	19,510	20,561
Investment and other income	465	604	1,416	1,781
Interest expense	(670)	(664)	(2,006)	(1,986)
Income before income taxes	7,193	7,193	18,920	20,356
Provision for income taxes	2,852	2,751	7,252	7,786
Net income	$4,341	$4,442	$11,668	$12,570
Earnings per share:
Basic	$0.16	$0.16	$0.43	$0.46
Diluted	$0.15	$0.15	$0.40	$0.42
Weighted average shares used in computing earnings per share:
Basic	27,460	27,151	27,370	27,045
Diluted	28,998	29,978	28,996	29,811

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ending
	September 30, 2004	September 30, 2003
	(Unaudited)
Cash flows from operating activities:
Net income	$11,668	$12,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,038	2,096
Amortization of intangibles	1,159	638
Amortization of bond premium and discounts, net	207	164
Gain on sale of assets	(5)	—
Deferred rent payable	288	340
Deferred income taxes	594	(540)
Bad debt expense	102	15
Gain from investment in building	(722)	(708)
Non-cash charge related to building	150	172
Other	—	(3)
Changes in operating assets and liabilities:
Accounts receivable, net	2,220	3,448
Other current assets	(13,654)	1,293
Other assets	563	(332)
Accounts payable and accrued expenses	3,426	(789)
Advance payments on contracts	42	(599)
Retirement plan contribution payable	1,158	1,581
Accrued payroll	(2,560)	(3,481)
Accrued vacation	389	460
Other current liabilities	11,092	277
Supplemental retirement program liability	136	487
Net cash provided by operating activities	18,291	17,089
Cash flows from investing activities:
Purchases of property and equipment	(775)	(1,005)
Proceeds from sale of property and equipment	5	18
Purchases of short-term investments	(16,881)	(47,115)
Proceeds from sale of short-term investments	50,185	41,444
Purchase of business, net of cash acquired	(84,549)	—
Capitalized software	(597)	(493)
Purchases of long-term investments	(13,616)	(16,835)
Proceeds from sale of long-term investments	26,501	5,130
Distributions from building investment	664	640
Net cash used by investing activities	(39,063)	(18,216)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,429	2,769
Proceeds from sale of subsidiary common stock	16,994	—
Payment of notes payable	(16,900)	—
Net cash provided by financing activities	1,523	2,769
Net increase (decrease) in cash	(19,249)	1,642
Cash and cash equivalents at beginning of period	33,401	21,176
Cash and cash equivalents at end of period	$14,152	$22,818
Income taxes paid	$8,313	$5,934
Interest paid	$2,100	$1,765
Non-cash transactions:
Common stock repurchased and retired in exchange for shares in cashless exercise of stock options	$22	$204

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

1. Financial Statements

The accompanying consolidated financial statements, except for the December 31, 2003 balance sheet, are unaudited and have been prepared in accordance with accounting standards generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. In the opinion of management, all adjustments, consisting of normally recurring accruals, considered necessary for a fair presentation, have been included. It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements as of December 31, 2002 and 2003, and for each of the three years in the period ended December 31, 2003 included in the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2004. The results of operations for the nine months ended September 30, 2004, are not necessarily indicative of the operating results to be expected for the full year.

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

This information and the assumptions used for the nine months ended September 30, 2004 and 2003 for the Company’s stock option and stock purchase plans are summarized as follows:

	Stock Option Plan		Stock Purchase Plan
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Volatility	78.4-84.2%	84.1-90.1%	43.1%	105.07%
Risk-free interest rate	3.09-3.99%	2.76-3.30%	1.68%	0.98%
Dividend yield	0%	0%	0%	0%
Expected lives	6.0-6.6 years	5.0-6.0years	0.50 years	0.50 years

Weighted average fair value per share at grant date	$8.80	$14.18	$1.29	$3.99

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option and stock purchase plans:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
	(In thousands, except for per share amounts)
Net income, as reported	$4,341	$4,442	$11,668	$12,570
Pro forma compensation expense, net of tax	(1,044)	(1,093)	(3,419)	(3,442)

Pro forma net income	$3,297	$3,349	$8,249	$9,128

Net income (loss) per share:
Basic—as reported	$0.16	$0.16	$0.43	$0.46
Basic—pro forma	$0.12	$0.12	$0.30	$0.34
Diluted—as reported	$0.15	$0.15	$0.40	$0.42
Diluted—pro forma	$0.11	$0.11	$0.28	$0.31

3. Accounts Receivable

Accounts receivable consist of the following as of:

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Billed accounts receivable	$48,280	$32,100
Unbilled accounts receivable:
Amounts currently billable	15,085	12,033
Revenues recorded in excess of contract value or funding	1,719	4,776
Progress payments	(1,095)	(439)
	63,989	48,470
Allowance for doubtful accounts	(114)	(114)
Accounts receivable, net	$63,875	$48,356

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

At September 30, 2004, there was $6.3 million due from a subcontract for the Company’s biometric identification system.  The Company filed a lawsuit in Federal court against the prime contractor in September 2003 to recover full payment on this receivable and expects to receive full payment.

During the nine months ended September 30, 2004, the Company had no customers that accounted for more than 10% of revenue.  During the nine months ended September 30, 2003, the Company had two customers that accounted for more than 10% of revenue.  For the nine months ended September 30, 2003, EDS (Navy Marine Corps Intranet) accounted for 10.4% of revenue, or $13.6 million.  At September 30, 2003, there was $5.0 million due from EDS.  DEA (Special Projects Division) accounted for 10.4% of revenue, or $13.6 million.  At September 30, 2003, there was $4.6 million due from DEA.

4. Net Income Per Share

Basic and diluted earnings per share for the three months and nine months ended September 30, 2004 and 2003 were determined as follows:

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	(Dollars in thousands, except for share and per share amounts)
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$4,341	27,460,385	$0.16	$11,668	27,369,535	$0.43
Effect of dilutive options	—	1,537,865	(0.01)	—	1,626,758	(0.03)
Diluted EPS	$4,341	28,998,250	$0.15	$11,668	28,996,293	$0.40

	Three Months Ended September 30, 2003			Nine Months Ended September 30, 2003
	(Dollars in thousands, except for share and per share amounts)
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$4,442	27,151,268	$0.16	$12,570	27,045,458	$0.46
Effect of dilutive options	—	2,826,607	(0.01)	—	2,765,416	(0.04)
Diluted EPS	$4,442	29,977,875	$0.15	$12,570	29,810,874	$0.42

For the three and nine months ended September 30, 2004, 1,697,318 and 1,539,735 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

For the three and nine months ended September 30, 2003, 1,236,826 and 1,205,841 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

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

On September 9, 2004, the Company acquired all of the outstanding common shares of AC Technologies, Inc. (“ACT”).  The results of ACT’s operations have been included in the consolidated financial statements since that date.  ACT specializes in providing software engineering and networking services to the Federal Government.  The aggregate purchase price was $51.5 million, including acquisition costs of $4.8 million.  The purchase price included $16.9 million of cash used to retire ACT debt.  The purchase was an all cash transaction.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The fair value of the assets acquired and liabilities assumed has been based on preliminary estimates, and may be revised when remaining aspects of the purchase price allocation have been finalized.

(Dollars in thousands)	At September 9, 2004
Current assets, including cash of $33	$11,261
Property and equipment	366
Intangible assets	11,500
Goodwill	33,740
Other assets	34
Total assets acquired	56,901
Current liabilities	22,330
Long-term liabilities	22
Total liabilities assumed	22,352
Net assets acquired	$34,549

The $11.5 million of acquired intangible assets was assigned to customer contracts and related relationships with a weighted-average useful life of 4.0 years.  The transaction resulted in $33.7 million of goodwill, all of which is deductible for tax purposes.

Unaudited pro forma results of operations as if the acquisitions had occurred at the beginning of each period presented are as follows:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(in thousands except shares and per share)
Revenues	$66,348	$193,795

Net Income	$4,170	$13,157

Earnings per share:
Basic	$0.15	$0.48
Diluted	$0.14	$0.45

Weighted average shares used in computing earnings per share:
Basic	27,460	27,370
Diluted	28,998	28,996

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
	(in thousands except shares and per share)
Revenues	$61,807	$180,397

Net Income	$5,005	$13,994

Earnings per share:
Basic	$0.18	$0.52
Diluted	$0.17	$0.46

Weighted average shares used in computing earnings per share:
Basic	27,151	27,045
Diluted	29,978	29,811

The pro forma consolidated results of operations include adjustments to give effect to amortization of  intangibles and other adjustments, together with related income tax effects.  The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the purchase been made at the beginning of the periods presented or the future results of the combined operations.

6. Other current assets

Other current assets consisted of the following:

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Accrued interest receivable	$14	$15
Accounts receivable-other	16	—
Notes receivable employees-current	19	1
Prepaid expenses	1,837	930
Travel advances	49	12
Deferred income taxes-current	815	787
Escrow-IITC acquisition	6,001	—
Escrow-ACT acquisition	6,963	—
Inventory	6	—
	$15,720	$1,745

7. Goodwill and Intangible Assets

The Company has recognized goodwill related to its acquisitions of Viking Technology, Inc. (“Viking”), Troy Systems, Inc. (“Troy”), Vector Research, Inc. (“Vector”), ITC and ACT.  Nonamortized intangible assets consist only of goodwill of $73.8 million.  The Company’s amortizable intangible assets include customer contracts and related relationships purchased in the acquisitions of Troy on November 20, 2001; Vector on June 15, 2002; IITC on May 28, 2004; and ACT on September 9, 2004.  The intangibles related to the Troy acquisition totaled $3.0 million and are amortized on a straight-line basis over a 4.5-year period.  The intangibles on the Vector purchase totaled $1.5 million and are being amortized on a straight-line basis over an 8.4-year period.  The intangibles on the IITC acquisition totaled $7.6 million and are being amortized on a straight-line basis over a 7.0-year period. The intangibles on the ACT acquisition totaled $11.5 million and are being amortized on a straight-line basis over a 4.0-year period.  Total accumulated amortization as of September 30, 2004 was $2.8 million.  In accordance with the provisions of SFAS No. 142, the Company performed the appropriate annual impairment tests during the three months ended March 31, 2004 related to its stated goodwill, and determined that there was no impairment loss, and therefore no change was made to the carrying amount of goodwill.

Intangibles are amortized on a straight-line basis.  Estimated annual amortization expense for each of the five following calendar years is as follows:

Year ending December 31,	Amount
(Dollars in thousands)
2004	$2,363
2005	4,812
2006	4,419
2007	4,139
2008	3,261

8.  Investments

The Company has an ownership interest in an unconsolidated and affiliated company that owns an office building that the Company leases.  For the three months and nine months ended September 30, 2004, the Company recorded other income of $240,000 and $722,000, respectively from this investment.  It also received cash distributions of $177,000 and $664,000, respectively from the investment.  For the three months and nine months ended September 30, 2003, the Company recorded other income of $237,000 and $708,000, respectively.  It also received cash distributions of $227,000 and $640,000, respectively from the investment.

9. Other current liabilities

Other current liabilities consisted of the following:

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Employees stock purchase plan payable	$341	$10
Escrow amounts due related to IITC acquisition	6,000	—
Escrow amounts due related to ACT acquisition	6,963	—
Employee benefits payable	247	64
Payroll taxes payable	417	520
Income taxes payable	—	569
Deferred rent-current portion	30	—
Capital lease-current portion	1	—
	$13,999	$1,163

10.  Other Comprehensive Gain (Loss)

Other comprehensive gain (loss), consisting of unrealized gains (losses) on securities was $57,000 and $(9,000), respectively, for the three months and nine months ended September 30, 2004, and $1,000 and  $(103,000), respectively, for the three months and nine months ended September 30, 2003.

11.  Contingencies

In the ordinary course of business, the Company may be party to various legal proceedings.  In the opinion of management, the Company’s liability, if any, in all pending litigation or other legal proceedings will not have a material effect upon the financial condition, results of operations, or liquidity of the Company.

On or after March 18, 2003, several purported class action complaints were filed against the Company and certain of its officers in the United States District Court for the Eastern District of Virginia.  The complaints allege that between October 22, 2002 and March 14, 2003, the defendants made, or were aware of false and misleading statements which had the effect of inflating the market price of the Company’s common stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The complaints were consolidated into a single class action on September 13, 2003.  The class action was dismissed by the district court on January 28, 2004.  The plaintiffs filed an appeal with the U.S. Court of Appeals for the Fourth Circuit on September 30, 2004.  Oral argument on the appeal is scheduled to be held in December 2004.  In addition, shortly after the class action complaints were filed a stockholder’s legal counsel sent a letter of demand that the Board of Directors investigate the same charges addressed in the class action suit.  In late 2003 the Board concluded, after its investigation and based on its business judgment, to reject the demand letter.

On September 11, 2003, the Company instituted a lawsuit in the United States District Court for the District of Minnesota against NCS Pearson, Inc. for improperly withholding the payment of funds owed to the Company under a subcontract.  The Company is seeking recovery of $6.3 million in unpaid receivables plus interest and costs.  On November 4, 2004, the district court granted defendant’s motion to stay the proceedings pending the outcome of dispute resolution procedures among NCS Pearson, PEC, and the government.  The judge stated that NCS Pearson and PEC possess a commonality of position against the government and believes that this dispute channel is the proper one at this time for resolution of PEC’s claim.  We cannot predict the long-term effect of the stay, and although it opens another avenue for recovery, it could significantly postpone our efforts. We are reviewing the judge’s order and are evaluating all of our options.

12.  Recent Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.  The proposed change in accounting would replace existing requirements under Statement of Financial Accounting Standards (“FAS”) 123, Accounting for Stock-Based Compensation, and Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and will likely be known as FASB Statement No. 123R Share Based Payment (FAS 123R).  The exposure draft covers a wide range of equity-based compensation arrangements.  Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement.  The expense of the award would generally be measured at fair value at the grant date.  The comment period for the exposure draft ended on June 30, 2004, and final rules are expected to be issued in late 2004. FAS 123R should provide public companies with a choice of transition methods to implement the final standard.  Regardless of which transition method a company selects, the cumulative effect of adopting FAS 123R would be recognized at the beginning of the first interim or annual reporting period after June 15, 2005 (i.e., for the third quarter ending September 30, 2005 for calendar year-end companies).  An example of such a cumulative effect may be an adjustment to reclassify awards classified as equity under FAS 123 to a liability under FAS 123R.  We are currently evaluating the impact of the proposed change in accounting, but will not know the ultimate impact until the final rules are issued.

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

We derive substantially all of our revenues from fees for consulting services, primarily from contracts with the Federal Government.   We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts. During the three months and nine months ended September 30, 2004, revenues from these contract types were approximately 61%, 17%, and 22%, and 60%, 18%, and 22%, respectively, of total revenues. During the three months and nine months ended September 30, 2003, revenues from these contract types were approximately 57%, 26% and 17%, and 57%, 24% and 19%, respectively, of total revenues.  We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts based on actual hours delivered at the contracted billable hourly rate plus the cost of materials incurred. We recognize revenues on fixed-price contracts using the percentage-of-completion method based on costs we incurred in relation to total estimated costs.  However, if the contract has a service element, we recognize revenues on a straight-line basis over the term of the contract.  We recognize revenues on cost-type contracts to the extent of costs incurred plus a proportionate amount of fee earned.

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

Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients.  Existing clients from the previous year generated greater than 98% of our revenues in the three months and nine months ended September 30, 2004.

In the three months and nine months ended September 30, 2004, we derived approximately 23% and 22%, respectively, of our revenues through relationships with prime contractors, who contract directly with the end-client and subcontract with us. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

Our most significant expense is direct costs, which consist primarily of project personnel salaries and benefits, and direct expenses incurred to complete projects. Our direct costs as a percentage of revenues are also related to the utilization rate of our consulting personnel. We manage utilization by frequently monitoring project requirements and timetables. The number of consulting personnel assigned to a project will vary according to the size, complexity, duration, and demands of the project.  As of September 30, 2004, we had 1,782 personnel.

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

Interest expense is primarily associated with the corporate headquarters office building.

Results of Operations

The following table sets forth certain financial data as a percentage of revenues for the periods indicated.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30, 2004	SEPTEMBER 30, 2003	SEPTEMBER 30, 2004	SEPTEMBER 30, 2003
	(Dollars in thousands)
Statement of Income:
Revenues	$55,216	$43,295	$140,089	$131,025
Direct costs	34,500	25,821	86,236	78,503
Gross profit (a)	20,716	17,474	53,853	52,522
Other operating costs and expenses:
General and administrative expenses	10,798	8,758	28,783	26,992
Sales and marketing expenses	1,876	1,250	4,400	4,331
Goodwill and intangible amortization	644	213	1,160	638
Total other operating costs and expenses	13,318	10,221	34,343	31,961
Operating income	7,398	7,253	19,510	20,561
Investment and other income	465	604	1,416	1,781
Interest expense	(670)	(664)	(2,006)	(1,986)
Income before income taxes	7,193	7,193	18,920	20,356
Provision for income taxes	2,852	2,751	7,252	7,786
Net income	$4,341	$4,442	$11,668	$12,570

As a Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%
Direct costs	62.5	59.6	61.6	59.9
Gross profit (a)	37.5	40.4	38.4	40.1
Other operating costs and expenses:
General and administrative expenses	19.6	20.2	20.6	20.6
Sales and marketing expenses	3.4	2.9	3.1	3.3
Goodwill and intangible amortization	1.1	0.5	0.8	0.5
Total other operating costs and expenses	24.1	23.6	24.5	24.4
Operating income	13.4	16.8	13.9	15.7
Investment and other income	0.8	1.4	1.0	1.4
Interest expense	(1.2)	(1.5)	(1.4)	(1.5)
Income before income taxes	13.0	16.7	13.5	15.6
Provision for income taxes	5.1	6.4	5.2	6.0
Net income	7.9%	10.3%	8.3%	9.6%

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

Results of Operations for the Three Months Ended September 30, 2004 Compared with the Three Months Ended September 30, 2003

The percentage variances calculated below are based on the Results of Operations table.

Revenues. Revenues increased by 27.5% to $55.2 million for the three months ended September 30, 2004, from $43.3 million for the three months ended September 30, 2003.  The 2004 revenues include revenue from IITC, which was acquired on May 28, 2004, and approximately three weeks of revenue from ACT, which was acquired on September 9, 2004.    We continued to see a reduction in revenue from the EDS (Navy Marine Corps Intranet) contract during the current period versus last year, as the program continues to move from its initial engineering phase into a production phase.

Direct Costs. Direct costs increased by 33.6% to $34.5 million for the three months ended September 30, 2004, from $25.8 million for the three months ended September 30, 2003.  Direct costs increased as a percentage of revenues to 62.5% in the three months ended September 30, 2004, from 59.6% for the period ended September 30, 2003.  This increase was associated with a combination of factors.  The inclusion of direct costs from IITC and approximately three weeks of direct costs from ACT, both of which reflect a higher ratio of direct costs than the traditional civilian government business of PEC, and the change in PEC’s headcount from the year-ago quarter ended September 30, 2003.

Gross Profit. Gross profit increased by 18.6% to $20.7 million in the three months ended September 30, 2004, from $17.5 million in the three months ended September 30, 2003. Gross profit as a percentage of revenues decreased to 37.5% in the three months ended September 30, 2004, from 40.4% in the three months ended September 30, 2003, because of the higher ratio of IITC and ACT direct costs and the change in the EDS contract.

General and Administrative Expenses. General and administrative expenses increased 23.3% to $10.8 million in the three months ended September 30, 2004, from 8.8 million in the three months ended September 30, 2003, primarily due to our increase in headcount.  Our total general and administrative headcount increased to 166 personnel as of September 30, 2004, compared to 115 personnel as of September 30, 2003.  The 2004 headcount includes the addition of ACT personnel at September 9, 2004.

Sales and Marketing. Sales and marketing expenses increased 50.1% to $1.9 million in the three months ended September 30, 2004, from $1.2 million in the three months ended September 30, 2003. This increase was due to a increase in our marketing and proposal efforts during the quarter, and the addition of costs from both IITC and ACT which were acquired May 28, 2004 and September 9, 2004, respectively.

Amortization of Intangibles.  For the three months ended September 30, 2004 and September 30, 2003, we incurred $644,000 and $213,000, respectively, of amortization expense related to the $23.6 million of intangibles we recorded in connection with the value of contracts and customer relationships acquired in the November 2001 acquisition of Troy, the June 2002 acquisition of Vector, the May 2004 acquisition of IITC, and the September 2004 acquisition of ACT.  We estimate amortization of these intangibles will be approximately $1.2 million per quarter beginning with the fourth quarter 2004.

Operating Income. Operating income increased 2.0% to $7.4 million in the three months ended September 30, 2004, from $7.3 million in the three months ended September 30, 2003, due to the factors discussed above.

Investment and Other Income.  For the three months ended September 30, 2004, we earned $225,000 of interest income, and had $240,000 of income from our investment in our corporate headquarters building.  For the three months ended September 30, 2003, we had $367,000 of interest income and net gains on sales of securities and $237,000 of income from our investment in our corporate headquarters office building.

Interest Expense.   For the three months ended September 30, 2004 and 2003, we incurred interest expense of $670,000 and $664,000, respectively, principally related to our corporate headquarters office building.

Results of Operations for the Nine Months Ended September 30, 2004, Compared with the Nine Months Ended September 30, 2003

Revenues.  Revenues increased by 6.9% to $140.1 million for the nine months ended September 30, 2004, from $131.0 million for the nine months ended September 30, 2003.  We saw a reduction in revenue from the EDS (Navy Marine Corps Intranet) contract during the current period versus last year, as the program went from its initial engineering phase into a production phase.  These revenues also include approximately $13.0 million of revenue from IITC, which was acquired on May 28, 2004, and approximately $3.0 million of revenue from ACT, which was acquired on September 9, 2004.

Direct Costs. Direct costs increased by 9.9% to $86.2 million for the nine months ended September 30, 2004, from $78.5 million for the nine months ended September 30, 2003.  Direct costs increased as a percentage of revenues to 61.6% in the nine months ended September 30, 2004, from 59.9% for the nine months ended September 30, 2003.  This increase was associated with a combination of factors.  The inclusion of approximately four month’s direct costs from IITC, and approximately three weeks of direct costs from ACT, which reflects a higher ratio of direct costs than the civilian government business of PEC, and the change in PEC’s headcount for the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003.

Gross Profit. Gross profit increased by 2.5% to $53.9 million in the nine months ended September 30, 2004, from $52.5 million in the nine months ended September 30, 2003. Gross profit as a percentage of revenues decreased to 38.4 % in the nine months ended September 30, 2004, from 40.1% in the nine months ended September 30, 2003, because of the higher ratio of IITC and ACT direct costs and the change in the EDS contract.

General and Administrative Expenses. General and administrative expenses increased 6.6% to $28.8 million in the nine months ended September 30, 2004, from $27.0 million in the nine months ended September 30, 2003.  Our total general and administrative headcount increased to 166 personnel as of September 30, 2004, compared to 115 personnel as of September 30, 2003.  This included the addition of the IITC headcount as of May 28, 2004, and ACT on September 9, 2004.  Excluding the IITC headcount, we had a decrease in the general and administrative headcount.

Sales and Marketing. Sales and marketing expenses increased 1.6% to $4.4 million in the nine months ended September 30, 2004, from $4.3 million in the nine months ended September 30, 2003. This increase was due to the marketing and selling expenses of IITC and ACT.

Amortization of  Intangibles.  For the nine months ended September 30, 2004 and September 30, 2003, we incurred $1.2 million and $638,000, respectively, of amortization expense related to the $23.6 million of intangibles we recorded in connection with the value of contracts and customer relationships acquired in the November 2001 acquisition of Troy, the June 2002 acquisition of Vector, the May 2004 acquisition of IITC, and the September 2004 acquisition of ACT.

Operating Income.  Operating income decreased 5.1% to $19.5 million in the nine months ended September 30, 2004, from $20.6 million in the nine months ended September 30, 2003, due to the factors discussed above.

Investment and Other Income.  For the nine months ended September 30, 2004, we earned $694,000 of interest income, and had   $722,000 of income from our investment in our corporate headquarters building.  For the nine months ended September 30, 2003, we had $1.1 million of interest income and net gains on sales of securities and $708,000 income from the investment in our corporate headquarters building.

Interest Expense.   For the nine months ended September 30, 2004 and 2003, we incurred interest expense of $2.0 million, respectively, principally related to our corporate headquarters building.

Liquidity and Capital Resources

We currently expect to meet our short-term and long-term cash requirements through funds generated from operations.  Net cash provided by operating activities was $18.3 million for the nine months ended September 30, 2004. Cash provided by operating activities is primarily driven by net income, adjusted for working capital changes, which were principally changes in accounts receivable.

Net cash used by investing activities was $39.1 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2004, we had $0.8 million of net purchases of property and equipment, invested $0.6 million in capitalized software, $84.6 million used to purchase IITC and ACT, while selling $33.3 million of net short-term investments, selling $12.9 million of net long-term investments, and receiving $0.7 million of distributions from the investment in our building joint venture.

Net cash provided by financing activities was $1.5 million for the nine months ended September 30, 2004,  During the nine months ended September 30, 2004, we had $1.4 million from the sale of common stock to employees upon the exercise of their stock options and purchase of stock through the employee stock purchase plan, $17.0 million from the sale of subsidiary common stock, and we paid off notes amounting to $16.9 million.

We expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

We maintain a $10.0 million line of credit with Bank of America, bearing interest at the LIBOR Rate plus 250 basis points per annum, which expires on September 30, 2005. As of September 30, 2004, we had no borrowings outstanding under the line of credit. As of September 30, 2004, we had outstanding $2.7 million in letters of credit in lieu of rent deposits.

Under some of our fixed-price contracts, we receive advance payments for work to be performed in future months. If we do not perform the work, the unearned portion of these advances will be returned to our clients. At September 30, 2004, our accounts receivable turnover rate, net of advance payments on contracts, was approximately four times a year.

Recent Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.  The proposed change in accounting would replace existing requirements under Statement of Financial Accounting Standards (“FAS”) 123, Accounting for Stock-Based Compensation, and Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and will likely be known as FASB Statement No. 123R Share Based Payment (FAS 123R).  The exposure draft covers a wide range of equity-based compensation arrangements.  Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement.  The expense of the award would generally be measured at fair value at the grant date.  The comment period for the exposure draft ended on June 30, 2004, and final rules are expected to be issued in late 2004. FAS 123R should provide public companies with a choice of transition methods to implement the final standard.  Regardless of which transition method a company selects, the cumulative effect of adopting FAS 123R would be recognized at the beginning of the first interim or annual reporting period after June 15, 2005 (i.e., for the third quarter ending September 30, 2005 for calendar year-end companies).  An example of such a cumulative effect may be an adjustment to reclassify awards classified as equity under FAS 123 to a liability under FAS 123R.  We are currently evaluating the impact of the proposed change in accounting, but will not know the ultimate impact until the final rules are issued.

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

Investments in both fixed and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rare securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates, or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value because of changes in interest rates.  A 10% change in interest rates could have approximately a $25,000 impact on our interest income.

Our investments are made in accordance with an investment policy approved by the Board of Directors. Under this policy, no investment securities can have maturities exceeding two years and the average duration of the portfolio cannot exceed twelve months.

Item 4.  Controls and Procedures.

Our management, under the supervision and with the participation of David C. Karlgaard, our Chief Executive Officer, and
Stuart R. Lloyd, our Chief Financial Officer, performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934).  Based on that evaluation, Messrs. Karlgaard and Lloyd concluded that as of September 30, 2004, our disclosure controls and procedures were effective.  There has been no change in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2004, that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

On or after March 18, 2003, several purported class action complaints were filed against us and certain of our officers in the United States District Court for the Eastern District of Virginia.  The complaints allege that between October 22, 2002 and March 14, 2003, the defendants made, or were aware of, false and misleading statements which had the effect of inflating the market price of our stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.  The complaints were consolidated into a single class action on September 12, 2003.  The class action was dismissed by the district court on January 28, 2004.  The plaintiffs filed an appeal with the U.S. Court of Appeals for the Fourth Circuit on September 30, 2004.  Oral argument on the appeal is scheduled to be held in December 2004.  In addition, shortly after the class action complaints were filed, a stockholder’s legal counsel sent a letter of demand that the Board of Directors investigate the same charges addressed in the class action suit.  In late 2003 the Board concluded, after its investigation and based on its business judgment, to reject the demand letter.

On September 11, 2003, we instituted a lawsuit in the United States District Court for the District of Minnesota against NCS Pearson, Inc. for improperly withholding the payment of funds owed to us under a subcontract.  We are seeking recovery of $6.3 million in unpaid receivables plus interest and costs.  On November 4, 2004, the district court granted defendant’s motion to stay the proceedings pending the outcome of dispute resolution procedures among NCS Pearson, PEC, and the government.  The judge stated that NCS Pearson and PEC possess a commonality of position against the government and believes that this dispute channel is the proper one at this time for resolution of PEC’s claim.  We cannot predict the long-term effect of the stay, and although it opens another avenue for recovery, it could significantly postpone our efforts. We are reviewing the judge’s order and are evaluating all of our options.

Item 2.  Changes In Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.  Exhibits.

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

*                                         Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (No. 333-95331) as amended.

**                                  Incorporated herein by reference to the Company’s Annual Report on Form 10K/A for the year ended December 31, 2000, filed on April 19, 2001.

***                           Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed August 13, 2001.

****                    Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002.

*****             Incorporated herein by reference to the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2003, filed on August 14, 2003.

******      Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 14, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BY: /s/ STUART R. LLOYD
DATE: November 9, 2004	Stuart R. Lloyd
Chief Financial Officer, Senior Vice President, Treasurer and Director
(Principal Financial and Accounting Officer)