Form 10-K
period 2004-12-31
PEC SOLUTIONS INC
filed 2005-03-16
CIK 1103013

Use these links to rapidly review the document
PEC SOLUTIONS, INC. FISCAL YEAR 2004 FORM 10-K Table of Contents
PART III

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        The aggregate market value of voting stock held by non-affiliates of the registrant was $153,686,841 based upon the closing price on the Nasdaq National Market on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2004).

        Number of shares of Common Stock outstanding as of February 28, 2005 was: 27,592,993 shares

Documents Incorporated By Reference:

        Part III—Proxy Statement for the 2005 Annual Meeting of Stockholders on May 25, 2005. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2004.

PEC SOLUTIONS, INC.
FISCAL YEAR 2004
FORM 10-K
Table of Contents

PART I

Item 1. Business.

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

        Our clients have included every cabinet-level department of the Federal Government as well as numerous additional entities at the federal, state and local levels. This group includes a cross-section of defense, civil, law enforcement, intelligence and judicial government organizations. Our largest clients include the U.S. Postal Service; the Department of Homeland Security; the Department of Veterans Affairs; the Department of Justice; agencies of the Department of Defense including the Air Force; and the intelligence community.

        PEC Solutions, Inc. was originally incorporated under the laws of the Commonwealth of Virginia as Performance Engineering Corporation ("PEC") on June 25, 1985. On January 1, 2000, PEC was reincorporated under the laws of Delaware as PEC Solutions, Inc.

Industry Background

        Government has emerged in recent years as one of the leading purchasers of advanced technology solutions. The Federal Government's 2005 approved budget allocates $59.7 billion for information technology spending. According to Government Electronics and Information Technology Association (GEITA), a trade group that tracks Federal Government spending trends, the Federal Government will spend $72.9 billion on information technology by 2010, up from $56.3 billion in 2005. This represents a five-year compound annual growth rate of 3.6 percent.

Efforts to Improve Homeland Security and Mount Counter-Terrorism Programs will Continue to Stimulate Government Technology Spending

        We believe that the events of September 11, 2001, resulted in escalating priorities relating to the needs of the nation's law enforcement infrastructure, and in the broader areas of national defense and homeland security. The President's 2005 budget provides continued strong support for federal information technology spending in this area. Much of the spending focuses on homeland security and e-Government. We believe that high-end technology solutions providers, with strong legacy practices and client bases in the agencies and government verticals relating to homeland security, law enforcement, intelligence, and defense, could experience increases in demand as the Federal market moves forward.

Government Reform is Driving Growth in Advanced Technology Spending

        We believe that political pressures and budgetary constraints are forcing government agencies at all levels to improve their processes and services and to operate more like commercial enterprises. Organizations throughout the Federal, state and local governments are investing heavily in information technology to improve effectiveness, enhance productivity, and extend new services in order to deliver increasingly responsive and cost-effective public services. Government's increased focus on infrastructure consolidation, information sharing, and intelligence reform will have a positive impact on the IT services industry. We believe that Internet technologies provide an ideal solution to meet government's needs.

        Changes over the mid to late 1990's in Federal Government contract procurement and compliance regulations have streamlined the government's buying practices, resulting in a more commercial approach to the procurement and management of technologies and services. As a result, procurement lead times have decreased and government buyers now have greater flexibility to purchase services on the basis of distinguishing corporate capabilities and successful past performance. Federal Government entities now are able to award contracts based on factors other than price alone, if they judge that the Government would receive a greater value. In addition, the General Services Administration's (GSA) extension of basic government-wide contract vehicles for procuring technology components and services, the GSA Schedules, makes purchasing technology services easier and faster. Federal Government buyers can now order services directly from pre-approved providers instead of using a time-consuming bid solicitation process. We believe that these changes have improved our ability to successfully pursue business in the government market. There are currently no proposed changes to government procurement regulations that we believe will materially affect our business in the immediate future.

Government's Need to Outsource Technology Programs

        Government organizations rely heavily on outside contractors to provide skilled resources to accomplish technology programs. We believe that this reliance will continue to intensify due to political and budgetary pressures in many government agencies and due to the difficulties government faces in recruiting and retaining highly skilled technology professionals in a competitive labor market. INPUT, a research firm that tracks government trends, estimates that outsourcing will rise 55% from 2004 to 2009 due to the retirement of Federal IT professionals. In concert with its transition to more commercial practices, government is increasingly outsourcing technology programs as a means of simplifying the implementation and management of the technology, so that government workers can focus on their mission.

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

Challenges in the Government Technology Services Sector

        Technology services providers face a unique combination of challenges when providing services to government clients. These include:

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

  •
  Heightened security concerns due to the need to protect individual privacy and extraordinarily sensitive information; and

  •
  Complex management needs that require a combination of strategic planning capabilities, government domain expertise, public sector procurement savvy, and cutting-edge technology skills.

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

Increasing Federal Government Market Penetration and Diversification

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

Enhancing the PEC Solutions Brand and Culture

        We continue to operate a program to build the identity and awareness of the PEC Solutions brand in order to improve our visibility in the marketplace and to attract the best and brightest employees. We seek to hire and retain outstanding professionals, provide incentives to achieve corporate goals, and maintain a culture that fosters innovation. We will continue to emphasize professional development and training of our employees. We maintain an active internal communications program to promote a team culture and foster high employee morale. We also continue to emphasize our corporate technology infrastructure to facilitate the sharing of knowledge among our employees.

Expanding Our Presence in State and Local Government and Selected Commercial Markets

        We attempt to leverage our domain expertise and deep technology skills for providing services to state and local governments. We also explore available opportunities to expand our business of Web-enabling private sector organizations that operate in highly regulated industries and that have significant interactions with the government agencies with which we work. We believe our existing solution sets, such as case management systems, criminal suspect booking stations, and land and financial records automation, are applicable to projects at the state and local levels, as well as at private sector organizations.

Undertaking a Disciplined Acquisition Program

        We are seeking to broaden our capabilities and client base and extend our presence in both the defense and Federal civilian markets by acquiring select businesses. Acquired businesses will perform similar technical work for organizations outside our current client base or will support solution sets that are consistent with and extend our Web-enabling strategy.

Our Services

        As a provider of government technology solutions, we offer a variety of services across the full technology lifecycle. These services include:

Strategy and Design

        We help clients develop the operational vision for integrated mission solutions, and formulate the business and execution plans for realizing imaginative, integrated and aggressive technology solutions. We develop sophisticated enterprise architectures—the technology blueprints and systematic guidance that allow enterprises to incrementally develop, migrate to, and operate large-scale systems. By re-engineering government processes, we move organizations to an e-Government environment. We perform economic analyses to weigh the costs of technology investment against the operational benefits expected from such technology implementation. We provide support to organizations that are executing programs to privatize large-scale information systems operations, or are undertaking far-reaching changes in their business models, such as migrating from appropriated to fee-for-service financial models.

Solutions Development and Implementation

        We develop, engineer and integrate computer hardware, commercial software, reusable solution sets, custom-built applications and networks to create integrated business solutions for our clients. Our emphasis on Internet technology allows us to combine leading-edge technologies with disciplined and effective system development methodologies. Our methods are designed to ensure that the technology fits with business processes and that users realize process improvement. We distinguish ourselves by addressing the core technical and business challenges in migrating large government enterprises to integrated e-Government solutions. We build:

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

  •
  LEADING-EDGE AUTHENTICATION AND ENCRYPTION SECURITY APPLICATIONS.    We apply advanced security technologies such as public key infrastructure to manage data encryption systems; biometric authentication to identify individuals by their physical characteristics; and strong encryption to protect sensitive information in highly decentralized systems against unauthorized access and compromised integrity.

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

Recent Developments

        On December 30, 2004, NCS Pearson paid us approximately $4.1 million of the approximately $6.3 million that they owed us. On February 3, 2005, we filed a motion in the United States District Court for the District of Minnesota, asking the court to lift the stay on the original claim. For more discussion on this matter see Item 3 "Legal Proceedings."

        On February 25, 2005, in anticipation of the implementation of SFAS 123R "Share-Based Payment", we accelerated the vesting of all out-of-the money stock options. Therefore these options will not be expensed in future periods after the implementation of SFAS 123R. It is estimated that this will reduce the amount of compensation expenses we would otherwise have been obligated to recognize in connection with these options by approximately $8.4 million before taxes. This amount is $1.1 million less than indicated in our 8-K filing on March 3, 2005. The reduction in estimated potential expense was due to a recalculation of the Black-Sholes methodology. For more discussion on this matter, see Footnote 1 "Stock-Based Compensation" to the financial statements.

Sales and Marketing

        Our marketing efforts are focused on creating awareness of opportunities in government technology innovation, establishing PEC Solutions as a leader in this new category, and building the PEC Solutions' brand.

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

        We occupy state-of-the-art facilities that are conducive to highly technical and collaborative work, while providing individual privacy. In our solutions centers, we configure large networks of leading-edge equipment and software, and provide our engineers and developers with advanced tools to evaluate and apply new technologies. We believe that the location, environment and amenities provided by our new Fair Lakes campus facility contributes to our ability to attract and retain highly skilled employees.

        As of December 31, 2004, we had 1,991 personnel (including those employed by our subsidiary entities). Of our total personnel, 1,810 were consulting and service delivery professionals, and 181 were management and administrative personnel performing corporate marketing, human resources, finance, accounting, legal, internal information systems and administrative functions. Twenty-six of our personnel are represented by a collective bargaining unit. As of February 28, 2005, comparative numbers were 1,938, 1,735 and 183, respectively.

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

Competition

        Our current competitors include, and may in the future include, the following:

  •
  Information technology services providers and large government contractors such as Accenture, Booz-Allen & Hamilton, Computer Sciences Corporation, Electronic Data Systems, Bearing Point, International Business Machines, Science Applications International Corporation, Unisys, Lockheed Martin and Northrop Grumman; and

  •
  Internet professional services providers.

        Many of our competitors have long operating histories and strong client relationships, greater financial, technical, marketing and public relations resources, larger client bases and greater brand or name recognition than we have.

        We believe that the major competitive factors in our market relate to a company's distinctive technical capabilities, successful past contract performance, reputation for quality and key management and business development staff. Under best-value procurement methods, price is an important, but secondary, factor in the selection of a technology service provider.

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

        A portion of our business involves the development of software applications for specific client engagements. Although ownership of client-specific software is generally retained by the client, we retain some rights to the applications, processes and intellectual property developed in connection with client engagements. We generally retain full-rights when licensing our public safety software applications.

Backlog

        Our current funded backlog is approximately $124 million. Our contracts typically are funded incrementally, and therefore the funded backlog only represents that portion of the contract value. Funding occurs as work progresses. The Federal civilian budget normally is signed before the end of the calendar year. The 2004 and 2005 federal civilian budgets were not signed until the end of January 2004 and December 2004, respectively, which adversely effected the funding of contracts. Our average contract/task performance period runs between 10 to 12 months. Our backlog is typically subject to large variations from quarter to quarter as existing contracts/tasks are renewed or new contracts are awarded. Additionally, all Federal Government contracts, whether or not funded, may be terminated at the convenience of the government.

Environmental Issues

        We have not incurred any costs associated with environmental issues.

Risk Factors

Risk Factors Related to Our Business

Substantially all of our revenues would be threatened if our relationships with agencies of the Federal Government were harmed.

        Our largest clients are agencies of the Federal Government. If the Federal Government in general, or any significant government agency, uses less of our services or terminates its relationship with us, our revenues would decline substantially, and our business would be seriously harmed. During 2004, contracts with the Federal Government and contracts with prime contractors of the Federal Government accounted for approximately 97% of our revenues. During that same period, our ten largest clients, all agencies of the Federal Government, generated approximately 52% of our revenues, with the top five clients accounting for 34% of our revenues. We believe that Federal Government contracts are likely to continue to account for a significant portion of our revenues for the foreseeable future. The volume of work that we perform for a specific client, however, is likely to vary from year to year, and a significant client in one year may not use our services as extensively, or at all, in a subsequent year.

Major changes to the Government's fundamental organization could negatively impact revenues.

        The establishment of the Department of Homeland Security, the largest reorganization of the Federal Government since 1947, required new and enhanced oversight of technology spending programs at the numerous and disparate agencies being rolled into the new organization. Any future reorganization, or delays in technology spending that might result as the reorganization is implemented, could adversely impact company revenues.

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

        Our clients generally retain us on an engagement-by-engagement basis, rather than under long-term contracts. We incur costs based on our expectations of future revenues. Our operating expenses are relatively fixed and cannot be reduced on short notice to compensate for unanticipated variations in the number or size of engagements in progress. These factors make it difficult for us to predict our revenues and operating results. If we fail to predict our revenues accurately, it may seriously harm our financial condition and results of operation.

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

        We derived approximately 22% of our revenues during 2004 through our relationships with prime contractors, which, in turn, have contractual relationships with end-clients. We expect to continue to depend on these relationships for a material portion of our revenues in the foreseeable future. If any of these prime contractors eliminate or reduce their engagements with us, or have their engagements eliminated or reduced by their end-clients, we will lose a source of revenues, which, if not replaced, will adversely affect our operating results.

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

        We derived approximately 16% of our revenues in 2004 from fixed-price contracts. We anticipate a material portion of our future engagements will continue to be contracted at a fixed price. Unlike time and materials contracts, for which we are reimbursed based on our actual expenditures of resources, fixed-price contracts require us to price our contracts by predicting our expenditures in advance. If we miscalculate the resources we need to complete fixed-price engagements, our operating results could be seriously harmed because we are not compensated for the higher costs.

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

        We believe that our success will depend on the continued employment of our senior management team, including David Karlgaard, our Chief Executive Officer, Paul Rice, our President, and Alan Harbitter, our Chief Operating Officer. This dependence is particularly important to our business because personal relationships are a critical element of obtaining and maintaining client engagements. If one or more members of our senior management team were unable or unwilling to continue in their present positions, such persons would be difficult to replace and our business could be seriously harmed. Furthermore, clients or other companies seeking to develop in-house capabilities may hire away some of our key employees. Employee defections to clients or competitors would not only result in the loss of key employees but could also result in the loss of a client relationship or a new business opportunity. Any losses of client relationships could seriously harm our business.

We may not be able to successfully identify, manage and integrate future acquisitions, which may harm our operating results.

        We may use a portion of the proceeds from public offerings and operations to acquire companies or businesses that are complementary to ours. However, we have no current agreements to acquire any additional companies or businesses, and we cannot assure you that we will identify appropriate acquisition candidates. If we do identify an appropriate acquisition candidate, we cannot assure you that we would be able to successfully negotiate the terms of an acquisition, finance the acquisition, or integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of an acquired business could disrupt our business by diverting management away from day-to-day operations. Further, failure to successfully integrate any acquisition may cause significant operating inefficiencies and adversely affect our profitability. Consummating a merger could require us to raise additional funds through additional equity or debt financing. Additional equity financing could result in further dilution of the per share value of our stock.

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

        We must comply with and are affected by Federal Government regulations relating to the formation, administration and performance of government contracts. These regulations affect how we do business with our clients and may impose added costs on our business. Any failure to comply with applicable laws and regulations could result in contract termination, price or fee reductions, or suspension or debarment from contracting with the Federal Government. Further, the Federal Government may reform its procurement practices or adopt new contracting methods relating to the GSA schedule or other government-wide contract vehicles. If we are unable to successfully adapt to those changes, our business could be seriously harmed.

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

Changes to Federal Government procurement rules and regulations could impact revenues.

        While the government procurement changes of the mid-1990s generally benefited companies servicing the Federal Government (such as government agencies being able to award outsourcing contracts based on "best value" over lowest price), any future changes that sought to limit or reduce government outsourcing, for example, bringing more technology systems work "in-house," could have a negative impact on company revenues.

Continued involvement in Iraq, or other nations, could impact Federal Government spending on our civilian and defense programs.

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

Risks Factors Related to the Government Technology Solutions Market.

Competition could result in price reductions, reduced profitability and loss of market share.

        Competition in the market for government technology solutions is intense. If we are unable to differentiate our services from those of our competitors, our revenue growth and operating margins may decline. Many of our competitors are larger and have greater financial, technical, business development and public relations resources, larger client bases and greater brand or name recognition than us. Our larger competitors may be able to provide clients with additional benefits, including reduced prices. We may be unable to meet those prices, which may cause us to lose business and market share. Alternatively, we could decide to meet the lower prices, which could harm our profitability. If we fail to compete successfully, our business could be seriously harmed.

        Our current competitors include, and may in the future include, the following:

  •
  Information technology services providers and large government contractors such as Accenture, Booz-Allen & Hamilton, Computer Sciences Corporation, Electronic Data Systems, Bearing Point, International Business Machines, Science Applications International Corporation, Unisys, Lockheed Martin and Northrop Grumman; and

  •
  Internet professional services providers.

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

New acquisitions could result in reduced profitability.

        If PEC continues to diversify its business by acquiring companies with margins lower than PEC's, our operating margins may decline. Cost-plus contracts are a staple of the defense industry, and are normally associated with lower profit margins.

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

Our growth will be harmed if a viable market for government technology services is not sustained.

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

Our officers and directors own 51.3% of our stock and can control matters submitted to stockholders for their approval.

        Our directors and executive officers directly or indirectly own, in the aggregate, 51.3% of our outstanding common stock. As a result, these stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of PEC Solutions.

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

        We make available free of charge, on or through our Internet Website, as soon as reasonably practicable after they are electronically filed or furnished to the SEC, our Annual Reports on

Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934.

Item 2. Properties.

        Our operations occupy approximately 431,000 square feet of space located in Arlington, Fairfax and Falls Church, Virginia; Baltimore, Columbia, Lanham and Rockville, Maryland; Washington, D.C.; San Diego, California; San Antonio, Texas; Trevose, Pennsylvania; Montgomery, Alabama; Denver and Colorado Springs, Colorado; O'Fallon, Illinois; Dayton, Ohio; and Sierra Vista, Arizona. We also have employees working at client sites throughout the United States. The large majority of the space is office space, all of which is leased. For lease commitment information, reference is made to Note 15 in the accompanying consolidated financial statements. Existing facilities are considered to be generally suitable and adequate for our present needs. We have a 48% equity interest in the limited liability company that owns our newest building in Fairfax, Virginia. Future contracts may require us to lease additional office space in other cities located in the United States.

Item 3. Legal Proceedings.

        On and after March 18, 2003, several purported class action complaints were filed against us and certain of our officers in the United States District Court for the Eastern District of Virginia. The complaints allege that between October 22, 2002 and March 14, 2003, the defendants made, or were aware of, false and misleading statements which had the effect of inflating the market price of the Company's common stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints were consolidated into a single class action on September 13, 2003. The class action was dismissed by the District Court on January 28, 2004. The plaintiffs filed an appeal with the U.S. Court of Appeals for the Fourth Circuit on September 30, 2004. Oral arguments on the appeal were held on December 2, 2004, and we are awaiting the appellate court's decision. In addition, shortly after the class action complaints were filed, a stockholder's legal counsel sent a letter of demand that the Board of Directors investigate the same charges addressed in the class action suit. In late 2003 the Board concluded, after its investigation and based on its business judgment, to reject the demand letter.

        On September 11, 2003, we instituted a lawsuit in the United States District Court for the District of Minnesota against NCS Pearson, Inc. for improperly withholding payment of funds owed to us under a subcontract. We were seeking recovery of $6.3 million in unpaid receivables plus interest and costs. On November 4, 2004, the District Court granted defendant's motion to stay the proceedings pending the outcome of dispute resolution procedures among NCS Pearson, PEC, and the government. The judge stated that NCS Pearson and PEC possessed a commonality of position against the Government and indicated that adjudication of PEC's claim was premature at that time. We appealed the stay to the U.S. Court of Appeals for the Eight Circuit. After the appeal was filed in December 2004, NCS Pearson settled its dispute with the Government, and subsequently paid us approximately $4.1 million. On February 3, 2005, we filed a motion in the District Court, asking the judge to lift the stay and reopen our case against NCS Pearson. A hearing on the matter was held on February 18, 2005 and we are awaiting the judge's decision. On March 1, 2005, the Eighth Circuit granted our motion to hold the appeal in abeyance until it is determined whether the proceedings will resume at the District court level.

Item 4. Submission of Matters To a Vote of Security Holders.

        None

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        At March 2, 2005, we had approximately 6,300 holders of record of our common stock. We had 27,592,993 shares of common stock outstanding. Our stock began trading on the Nasdaq National Market on April 20, 2000 under the symbol "PECS". The following high and low sale prices indicated for our common stock are as reported on the Nasdaq National Market during each of the quarters indicated.

	High	Low
2004 Quarter Ended:
December 31	$15.78	$11.20
September 30	$12.61	$9.88
June 30	$14.87	$10.12
March 31	$16.94	$12.06
2003 Quarter Ended:
December 31	$18.76	$13.78
September 30	$22.99	$14.41
June 30	$16.38	$11.73
March 31	$33.14	$9.05

        We expect to retain future earnings, if any, for use in the operation and expansion of the business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities or Issuer Repurchases of Registered Securities

        None

Item 6. Selected Financial Data.

        Our selected consolidated financial data for the years ended December 31, 2000, 2001, 2002, 2003 and 2004 have been derived from our audited consolidated financial statements. The 2002, 2003 and 2004 information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. Certain reclassifications have been made to the prior period financial statements to conform to the presentation used in our December 31, 2004, consolidated financial statements.

	2000	2001	2002	2003	2004
	(in thousands of dollars, except per share data)
Operating Results:
Revenues	$68,305	$109,213	$182,185	$172,043	$202,695
Gross profit(a)	30,996	48,797	74,908	69,681	76,039
Operating income	10,211	19,262	34,878	27,922	27,422
Net income	7,272	13,067	22,254	17,241	16,417
Earnings per share(b)(c)
Basic	0.34	0.54	0.84	0.64	0.60
Diluted	0.30	0.47	0.75	0.58	0.57
Financial Position:
Cash and cash equivalents	$14,656	$22,436	$21,176	$25,309	$17,599
Working capital	43,182	83,627	93,336	106,256	71,476
Total assets	61,400	141,707	192,291	210,371	252,826
Long-term obligations (including long-term debt and capital leases)	—	2,937	22,822	23,062	23,265
Total stockholders' equity	50,700	118,428	147,344	168,582	187,386

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This Management's Discussion and Analysis of Financial Condition and Results of Operation section includes "forward-looking statements," within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which we have little or no control. Forward-looking statements may be identified by words including "anticipate," "believe," "estimate," "expect" and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues from the U.S. Government and its agencies and departments (the "Government"), risks involved in contracting with government clients, difficulties we may have in attracting, retaining and managing professional and administrative staff, fluctuations in quarterly results, risks related to acquisitions, risks related to competition and our ability to continue to win and perform efficiently on government contracts, and other risks and factors identified from time to time in the reports we file with the U.S. Securities and Exchange Commission ("SEC"), including those identified under the caption "Risk Factors" in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

Overview

        We are a professional services firm specializing in high-end solutions that help government organizations capitalize on the Internet and other advanced technologies. We migrate paper-intensive procedures to Web-enabled processes using e-Government solutions that help our clients enhance their productivity and improve the services they offer to the public. As a total solutions provider, we address the full technology lifecycle, including formulating technology strategies, creating business solutions, performing long-term operational management and continuing enhancement of the solution.

        As part of our growth strategy, we have completed acquisitions of Viking Technology, Inc. ("Viking") on August 28, 2000; Troy Systems, Inc. ("Troy") on November 20, 2001; the contracts and employees of Vector Research, Inc. ("Vector") on June 15, 2002; Integrated Information Technology Corporation ("IITC") on May 28, 2004; and AC Technologies, Inc. ("ACT") on September 9, 2004. These business combinations were accounted for as purchases. See "Acquisitions."

        In 2004, our revenues were adversely affected by the late passage and signing of both the 2004 and 2005 Federal civilian budgets.

        We derive substantially all of our revenues from fees for consulting services. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts. During 2004, revenues from these contract types were approximately 63%, 16%, and 21%, respectively, of total revenues. We expect this approximate mix of business to continue in 2005. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts as the services are provided. We recognize revenues on fixed-price contracts using the percentage-of-completion method as services are performed over the life of the contract, based on the costs we incur in relation to the total estimated costs. We recognize and make provisions for any anticipated contract losses when known or identified. However, if the contract has a service element, revenues are recognized on a straight-line basis over the term of the contract. In certain arrangements, we enter into contracts that include the delivery of a combination of two or more of our service offerings. Typically, such multiple-element arrangements incorporate the design, development or modification of systems and an ongoing obligation to manage, staff, maintain, host or otherwise run solutions and systems provided to the client. Such contracts are divided into separate units of accounting and the total arrangement fee is allocated to each unit based on its relative fair value. Revenue is recognized separately, and in accordance with our revenue recognition policy, for each element. Fixed-price contracts are attractive to clients, and while subject to increased risks, provide opportunities for increased margins. We recognize revenue on cost-reimbursable contracts as services are provided. These revenues are equal to the costs incurred in providing these services plus a proportionate amount of the fee earned. While our margins are lower on cost-reimbursable contracts, we have historically recovered all of our costs on these contracts, which means we have lower risk.

        Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. Existing clients from the previous fiscal year generated in excess of 98% of our revenues in 2004, approximately 93% of our revenues in 2003, and approximately 86% of our revenues in 2002. We manage our client development efforts through each of our strategic service groups, each having specific client responsibility and focus. As of December 31,

2004, we had 1,991 personnel and on February 28, 2005 we had 1,931 personnel (including those employed by our subsidiary entities).

        In 2004, we derived approximately 22% of our revenue through relationships with prime contractors, which contract directly with the end-client and subcontract with us. In most of these engagements, we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

        During 2004, we had no customers that accounted for more than 10% of our total revenue.

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

        General and administrative expenses consist primarily of costs associated with our executive management, finance and administrative groups, human resources, unassigned consulting employees, public reporting costs, employee training, occupancy costs, depreciation and amortization, travel and all other branch and corporate costs.

        Sales and marketing expenses include the costs of sales and marketing personnel and costs associated with marketing and bidding on future projects.

        Other income consists primarily of interest income earned on our cash, cash equivalents and marketable securities, and income from our investment in our corporate headquarters building.

Acquisitions

        On June 15, 2002, we acquired the contracts and employees of Vector for $5.7 million cash plus the assumption of $0.1 million in accrued liabilities. Vector was a provider of technology development and engineering services to the Federal Government. The excess of purchase price over fair value of the net assets was approximately $4.3 million. At the time of the acquisition, Vector had 41 personnel.

        On May 28, 2004, we acquired all of the outstanding common shares of IITC for $34.0 million in a business combination accounted for as a purchase. IITC derives revenue from providing satellite communication engineering and information technology solutions to the Federal Government. The excess of purchase price over the fair value of the net assets was approximately $30.2 million. At the time of the acquisition, IITC had 271 personnel.

        On September 9, 2004, we acquired all of the outstanding common shares of ACT for $51.4 million in a business combination accounted for as a purchase. ACT derives revenue from providing software engineering and networking services to the Federal Government. The excess of purchase price over the fair value of the net assets was approximately $45.7 million. At the time of the acquisition, ACT had 364 personnel.

Critical Accounting Policies and Significant Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates and assumptions affecting the assets and liabilities (including contingent assets and liabilities) reported at the date of the consolidated financial statements and the revenues and expenses reported for the periods presented. Actual amounts could differ from those estimates. Management bases its estimates on historical experience, current data, information related to performance, and on various other assumptions that are believed to be reasonable under the circumstances. Those measurements that are most affected by management's estimates of future events are:

  •
  Revenue recognition.  Our revenue is derived primarily from contracts with the Federal Government. In 2002, 2003 and 2004, 21%, 24%, 16% of our contracts were fixed-priced contracts. Revenues on fixed-price contracts are recognized using the percentage-of-completion method of accounting. Such revenues are recorded based on the percentage of costs incurred in the applicable reporting period compared to the most recent estimates of total costs to complete each contract. Estimating future costs and, therefore, revenues and profits, is a process requiring a high degree of management judgment. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period the change in estimate occurs. We recognize and make provisions for any anticipated contract losses when known or identified. However, if the contract has a service element, revenues are recognized on a straight-line basis over the term of the contract. In certain arrangements, we enter into contracts that include the delivery of a combination of two or more of our service offerings. Typically, such multiple-element arrangements incorporate the design, development or modification of systems and an ongoing obligation to manage, staff, maintain, host or otherwise run solutions and systems provided to the client. Such contracts are divided into separate units of accounting and the total arrangement fee is allocated to each unit based on its relative fair value. Revenue is recognized separately, and in accordance with our revenue recognition policy, for each element.

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

Results of Operations

        The following table sets forth certain financial data as a percentage of total revenues for the periods indicated.

	Year Ended December 31,
	2002	2003	2004
Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%
Direct costs	58.9	59.5	62.5

Gross profit(a)	41.1	40.5	37.5

Operating costs and expenses:
General and administrative expenses	18.6	20.7	20.2
Sales and marketing expenses	3.0	3.1	2.9
Amortization of goodwill and intangibles	0.4	0.5	0.9

Total operating costs and expenses	22.0	24.3	24.0

Operating income	19.1	16.2	13.5
Investment and other income	0.8	1.3	0.9
Interest expense	(0.1)	(1.5)	(1.3)

Income before income taxes	19.8	16.0	13.1
Provision for income taxes	7.6	6.0	5.0

Net income	12.2%	10.0%	8.1%

(a)
Gross profit represents revenues less direct costs, which consist primarily of project personnel salaries and benefits and direct expenses incurred to complete projects.

2004 Compared with 2003

        Revenues.    Revenues increased 17.8% to $202.7 million for 2004, from $172.0 million for 2003. Revenues benefited from the acquisitions of IITC and ACT during the year. Revenues were adversely impacted by the late passage and signing of both the 2004 and 2005 Federal civilian agency budgets. We also saw approximately a $10 million reduction in revenue from the EDS (Navy Marine Corps Intranet) subcontract during 2004 as compared to the prior year, as the program continued to transform into a production phase contract.

        Direct Costs.    Direct costs increased 23.7% to $126.7 million for 2004, from $102.4 million for 2003. Direct costs increased as a percentage of revenues to 62.5% for 2004, from 59.5% for 2003. This increase was attributable to the different cost models of IITC and ACT. Direct costs as a percentage of revenues will increase in 2005 as the acquisitions are absorbed for a full year. Delays related to the passage and signing of the Federal civilian budgets and the associated delay of new project startups impacted direct costs. New project startups normally allow for the recovery of increases in labor costs, which for us goes into effect on January 1 of each year.

        Gross Profit.    Gross profit increased 9.1% to $76.0 million for 2004, from $69.7 million for 2003. Gross profit as a percentage of revenues decreased to 37.5% for 2004, from 40.5% for 2003, because direct costs grew at a faster rate than revenues. Gross profit was impacted as previously indicated by the difference in costs models of our acquired subsidiaries, and the negative impact on revenues by the late passage and signing of the Federal civilian budgets. The gross profit margin will decrease in 2005 as the acquisitions are absorbed for a full year.

        General and Administrative Expenses.    General and administrative expenses increased 15.2% to $40.9 million for 2004, from $35.5 million for 2003. Our total general and administrative headcount increased to 181 employees as of December 31, 2004, compared to 116 employees as of December 31, 2003. This increase in headcount was principally related to the acquisitions of IITC and ACT in 2004. Retention bonuses related to the acquisitions of IITC and ACT amounted to approximately $1.5 million in 2004. Approximately the same amount will be incurred in 2005. Out-of-pocket costs associated with the implementation of the requirements imposed by the Sarbanes-Oxley Act were approximately $1.9 million in 2004. At this time it is anticipated that these Sarbanes-Oxley costs will be slightly less in 2005.

        Sales and Marketing.    Sales and marketing expenses were approximately $5.9 million and $5.4 million in 2004 and 2003, respectively.

        Amortization of Intangibles.    For 2004, we incurred approximately $1.8 million of amortization expense related to the $18.5 million of intangibles we recorded in connection with the value of contracts and customer relationships acquired in the November 2001 acquisition of Troy, the June 2002 acquisition of Vector, the May 2004 acquisition of IITC, and the September 2004 acquisition of ACT. This compares to $851,000 of amortization expense in 2003.

        Operating Income.    Operating income decreased 1.8% to $27.4 million for 2004, from $27.9 million for 2003, due to the factors discussed above.

        Investment and Other Income.    For 2004, we earned $915,000 of interest income and net gains on sales of securities. Interest income decreased in 2004 due to the fact that we used a portion of our liquid assets for the acquisitions of IITC and ACT during the year. We also had $918,000 of income from our investment in our corporate headquarters building. For 2003, we had $1.4 million of interest income and net gains on sales of securities. We also had $953,000 of income from our investment in our corporate headquarters building.

        Interest Expense.    For 2004 and 2003, we incurred interest expense of $2.7 million, respectively, principally related to our corporate headquarters building.

        Environmental Costs.    We have not incurred any costs in association with environmental issues.

2003 Compared with 2002

        Revenues.    Revenues decreased 5.6% to $172.0 million for 2003, from $182.2 million for 2002. Services to new clients represented approximately 7% of revenues, down from 14% in 2002. Revenues were adversely impacted by the late passage and signing of both the 2003 and 2004 Federal civilian agency budgets. We also saw approximately a $13 million reduction in revenue from the EDS (Navy Marine Corps Intranet) subcontract during 2003 as compared to the prior year, as the program went from its initial engineering phase into a production phase. In addition, we saw a reduction of revenue of approximately $20 million related to our mobile solutions work for the hiring of airport security personnel, as the program went from the full implementation phase to the sustaining phase.

        Direct Costs.    Direct costs decreased 4.6% to $102.4 million for 2003, from $107.3 million for 2002. Direct costs increased as a percentage of revenues to 59.5% for 2003, from 58.9% for 2002. This increase was attributable primarily to the delays related to the passage and signing of the Federal civilian budgets and the associated delay of new project startups. New startups normally allow for the recovery of increases in labor costs, which for us goes into effect on January 1 of each year.

        Gross Profit.    Gross profit decreased 7.0% to $69.7 million for 2003, from $74.9 million for 2002. Gross profit as a percentage of revenues decreased to 40.5% for 2003, from 41.1% for 2002 because direct costs grew at a faster rate than revenues. As previously indicated, revenues were negatively affected by the late passage and signing of the Federal civilian budgets.

        General and Administrative Expenses.    General and administrative expenses increased 4.9% to $35.5 million for 200, from $33.9 million for 2002. Facilities costs increased for 2003, over 2002, due to the opening of our new offices in Fairfax, Virginia and Washington, D.C. Our total general and administrative headcount decreased to 116 employees as of December 31, 2003, compared to 123 employees as of December 31, 2002.

        Sales and Marketing.    Sales and marketing were approximately $5.4 million in 2003 and 2002.

        Amortization of Intangibles.    For 2003, we incurred $851,000 of amortization expense related to the $4.5 million of intangibles we recorded in connection with the value of contract and customer relationships acquired in the November 2001 acquisition of Troy, and the June 2002 acquisition of Vector. This compares to $769,000 of amortization expense in 2002.

        Operating Income.    Operating income decreased 19.9% to $27.9 million for 2003, from $34.9 million for 2002, due to the factors discussed above.

        Investment and Other Income.    For 2003, we earned $1.4 million of interest income and net gains on sales of securities. We also had $953,000 of income from our investment in our corporate headquarters building. For 2002, we had $1.6 million of interest income and net losses on sales of securities. We also had an $85,000 loss from the investment in our corporate headquarters building. The increase in the gain from the investment in our corporate headquarters was a result of the building going into operation in December 2002.

        Interest Expense.    For 2003 and 2002, we incurred interest expense of $2.7 million and $227,000, respectively, principally related to our corporate headquarters building.

        Environmental Costs.    We have not incurred any costs in association with environmental issues.

Liquidity and Capital Resources

        Prior to our IPO and follow-on offering, we funded our operations primarily through cash generated from operations and the sale of common stock to employees. We currently expect to meet our short-term and long-term cash requirements through funds generated from operations. Net cash provided by operating activities was $23.8 million for the year ended December 31, 2004. Cash provided by operating activities is primarily driven by net income, adjusted for working capital changes, which are principally changes in accounts receivable.

        Net cash used by investing activities was $34.0 million for 2004. During 2004, we had $1.0 million of net purchases of property and equipment, invested $1.0 million in capitalized software, expended $83.8 million to purchase IITC and ACT, while receiving $32.0 million of net short-term investments, receiving $19.0 million of net long-term investments, and receiving $0.8 million of distributions from the investment in our building joint venture.

        Net cash provided by financing activities was $2.5 million for 2004. During 2004, we received $2.4 million from the sale of common stock to employees upon the exercise of their stock options and purchase of stock through the employee stock purchase plan, and $17.0 million from the sale of ACT common stock. These proceeds were offset in part by the payoff of $16.9 million of notes in connection with the ACT acquisition.

        We expect to retain future earnings, if any, for use in the operation of our business and at this time do not anticipate paying any cash dividends.

        We maintain a $10.0 million line of credit with Bank of America, bearing interest at the one-month LIBOR rate plus 250 basis points per annum, which expires on June 30, 2005. As of December 31, 2004, we had no borrowings outstanding under the line of credit. As of December 31, 2004, we had outstanding $2.7 million in letters of credit in lieu of rent deposits.

        Under some of our fixed-price contracts, we receive advance payments for work to be performed in future months. If we do not perform the work, the unearned portion of these advances will be returned to our clients. At December 31, 2004, our accounts receivable turnover rate, net of advance payments on contracts, was approximately four times a year.

        The following summarizes our obligations associated with leases and other commitments at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating leases	$74,097,390	$8,761,884	$15,052,367	$13,471,292	$36,811,847
Capital leases	45,204,067	2,557,227	5,386,095	5,769,721	31,491,024

Total	$119,301,457	$11,319,111	$20,438,462	$19,241,013	$68,302,871

Recent Accounting Pronouncements

        In December 2004, the FASB also issued Statement No. 123 (Revised) "Share-Based Payment." This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Statement No. 123R ("SFAS 123R") is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In anticipation of the implementation of SFAS 123R the Company has accelerated the vesting of out-of-the-money stock options as of February 25, 2005, therefore these options will not be expensed in future periods. It is estimated that this will reduce the amount of compensation expenses we would otherwise have been obligated to recognize in connection with these options in future periods by approximately $8.4 million before taxes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

        Investments in both fixed and floating rate interest-earning instruments carry a degree of risk. Fixed securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our Company's future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value because of changes in interest rates. A 10% change in interest rates could have approximately a $70,000 impact on our interest income.

        Our investments are made in accordance with an investment policy approved by the Board of Directors. Under this policy no investment securities can have maturities exceeding two years and the average duration of the portfolio cannot exceed 12 months.

Item 8. Financial Statements and Supplementary Data.

        The information required by Item 5 of Part II is incorporated herein by reference to the consolidated financial statements and financial statement schedules filed with this report: see Item 15 of Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding timely disclosure.

Management's Report on Internal Control Over Financial Reporting

        Our management, under the supervision of the chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined under Exchange Act Rules 13a-15(f). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Our internal control over financial reporting includes those policies and procedures that:

  •
  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Because of inherent limitations of all control systems, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concludes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

        Management has excluded Integrated Information Technology Corporation ("IITC") and AC Technologies, Inc. ("ACT") from its assessment of internal control over financial reporting as of December 31, 2004, because these companies were acquired by the Company in 2004. IITC and ACT are operated by the Company as wholly-owned subsidiaries. IITC represents 16% of total assets and 10% of total revenues, and ACT represents 24% of total assets and 9% of total revenues for the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

        Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

        There has been no change during the most recent fiscal quarter in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information required by this item will be included in our proxy statement for the annual meeting of stockholders to be held on May 25, 2005 (the "Proxy Statement") under the sections entitled "Election of Class III Directors," "Corporate Governance and the Board Matters," "Executive Officers," "Audit Committee Report," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Ethics," and is incorporated herein by reference. The Proxy Statement will be filed with the SEC no later than 120 days after December 31, 2004.

Item 11. Executive Compensation.

        The information required by this item will be included in the Proxy Statement under the sections entitled "Executive Compensation," "Employment Arrangements" and "Compensation Committee Report" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The information required by this item will be included in our Proxy Statement under the section entitled "Principal Stockholders" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

        None.

Item 14. Principal Accountant Fees and Services.

        The information required by this item will be included in our Proxy Statement under the section entitled "Ratification of Appointment of Independent "and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Documents filed as part of the report:

1.		Consolidated Financial Statements of PEC Solutions, Inc. and Subsidiaries
	a.	Report of Independent Registered Public Accounting Firm
	b.	Consolidated Balance Sheets as of December 31, 2003 and December 31, 2004
	c.	Consolidated Statements of Income for the years ended December 31, 2002, 2003 and 2004
	d.	Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2002, 2003 and 2004
	e.	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004
	f.	Notes to Consolidated Financial Statements
Supplemental Schedule Relating to the Consolidated Financial Statements of PEC Solutions, Inc. and Subsidiaries for the years ended December 31, 2002, 2003 and 2004
2.	a.	Schedule II: Valuation and Qualifying Accounts

        All schedules except the one listed above have been omitted because they are not applicable or are not required or because the required information is included elsewhere in the financial statements in this filing.

3.
Exhibits

        The following exhibits are filed or incorporated by reference, as stated below:

Exhibit Number	Description
3.1*	Certificate of Incorporation
3.2*	By-Laws
10.1*	Office Lease Agreement between Building IV Associates L.P. and the Registrant
10.2*	Amendment No. 1 to Office Lease Agreement between Building IV Associates L.P. and the Registrant
10.3*	Office Lease Agreement between Building V Associates L.P. and the Registrant
10.4*	Employment Agreement between the Registrant and David C. Karlgaard, dated January 1, 2000
10.4.1******	Key Executive Severance Plan between Registrant and David C. Karlgaard, dated July 23, 2003
10.5*	Employment Agreement between the Registrant and Paul G. Rice, dated January 1, 2000
10.5.1******	Key Executive Severance Plan between Registrant and Paul G. Rice, dated July 23, 2003
10.6*	Employment Agreement between the Registrant and Alan H. Harbitter, dated January 1, 2000
10.6.1******	Key Executive Severance Plan between Registrant and Alan H. Harbitter, dated July 23, 2003
10.7*	Employment Agreement between the Registrant and Stuart R. Lloyd, dated December 31, 1998
10.7.1*******	Amendment to Employment Agreement between the Registrant and Stuart R. Lloyd, dated September 30, 2003
10.8*	2000 Stock Incentive Plan
10.9*	1995 Nonqualified Stock Option Plan
10.10*	1987 Stock Option Agreement, as amended
10.11*	Nonqualified Executive Supplemental Retirement Program Agreement dated December 1998
10.12*	2000 Employee Stock Purchase Plan
10.13*	Amended and Restated Loan Agreement between the Registrant and NationsBank, N.A. (Bank of America)
10.14**	Amendment No. 2 to Office Lease Agreement between Building IV Associates L.P. and the Registrant
10.15**	Amendment No. 3 to Office Lease Agreement between Building IV Associates L.P. and the Registrant
10.16**	Office Lease Agreement between Building VI L.C. and the Registrant
10.17***	First Amendment to Lease Agreement between Building VI L.C. and the Registrant
10.18***	Second Amendment to Lease Agreement between Building VI L.C. and the Registrant
10.19***	Operating Agreement between Building VI Investment L.C. and the Registrant
10.20***	First Amendment to Operating Agreement between Building VI L.C. and the Registrant
10.21***	Bank of America Financing and Security Agreement
10.22***	Bank of America Promissory Note
10.23*****	Amended and Restated Bank of America Revolving Credit Note
10.24*****	Amended and Restated Bank of America Financing and Security Agreement
10.25*****	Key Executive Severance Plan between Registrant and Christos Bratiotis, dated July 23, 2003

10.26*****	Key Executive Severance Plan between Registrant and John T. Forbus, dated July 23, 2003
10.27******	Key Executive Severance Plan between Registrant and Charles E. Owlett, dated July 23, 2003
21	Subsidiaries of PEC Solutions, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer

*	Incorporated herein by reference to the Company's Registration Statement on Form S-1.(No. 333-95331) as amended.
**	Incorporated herein by reference to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000, filed April 19, 2001.
***	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed August 13, 2001.
****	Incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 29, 2002.
*****	Incorporated herein by reference to the Company's Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.
******	Incorporated herein by reference to the Company's Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003.
(b)
Exhibits

        See (a) (3) above.

(c)
Financial statement schedules and financial statements

        See (a) (1) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEC SOLUTIONS, INC.
By:	/s/ DAVID C. KARLGAARD David C. Karlgaard, Ph.D., President and Chief Executive Officer
Date:	March 16, 2005

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, each person whose signature appears below in so signing also makes, constitutes and appoints David C. Karlgaard and Peter A. Fish, and each of them acting alone, his true and lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to execute and cause to be filed with the Securities and Exchange Commission any and all amendments to this Report, with exhibits thereto and other documents in connection therewith, and hereby ratifies and confirms all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ DAVID C. KARLGAARD David C. Karlgaard, Ph. D.	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 16, 2005
/s/ STUART R. LLOYD Stuart R. Lloyd	Senior Vice President and Chief Financial Office, Treasurer and Director (Principal Financial and Accounting Officer)	March 16, 2005
/s/ PAUL G. RICE Paul G. Rice	President and Director	March 16, 2005
/s/ ALAN H. HARBITTER Alan H. Harbitter, Ph. D.	Chief Operating Officer and Director	March 16, 2005
/s/ FRANK J. CARR Frank J. Carr	Director	March 16, 2005

/s/ R. JERRY GROSSMAN R. Jerry Grossman	Director	March 16, 2005
/s/ ZIMRI C. PUTNEY Zimri C. Putney	Director	March 16, 2005
/s/ JOHN W. MELCHNER John W. Melchner	Director	March 16, 2005
/s/ B. GARY DANDO B. Gary Dando	Director	March 16, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
PEC Solutions, Inc.

        We have completed an integrated audit of PEC Solutions Inc's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of PEC Solutions, Inc. and its subsidiaries at December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Integrated Information Technology Corporation ("IITC") and AC Technologies, Inc. ("ACT") from its assessment of internal control over financial reporting as of December 31, 2004 because they were acquired by the Company in purchase business combinations during 2004. IITC and ACT are wholly-owned subsidiaries. We have also excluded IITC and ACT from our audit of internal control over financial reporting. IITC represents 16% of total assets and 10% of total revenues and ACT represents 24% of total assets and 9% of total revenues of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
McLean, Virginia
March 16, 2005

PEC SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$25,308,645	$17,598,876
Short-term investments	43,973,957	11,819,258
Accounts receivable, net	50,336,180	64,003,044
Other current assets	2,156,818	16,097,500

Total current assets	121,775,600	109,518,678
Property and equipment, net	26,674,096	25,707,441
Investments	37,587,140	18,522,343
Goodwill, net	16,932,205	78,874,389
Intangibles, net	2,849,239	15,085,747
Other assets	4,553,091	5,117,807

Total assets	$210,371,371	$252,826,405

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,106,044	$7,010,798
Accrued expenses	2,469,521	5,362,826
Advance payments on contracts	438,992	447,450
Accrued payroll	5,502,989	7,600,752
Accrued vacation	2,838,940	4,014,307
Other current liabilities	1,163,405	13,606,436

Total current liabilities	15,519,891	38,042,569

Supplemental retirement program liability	1,417,329	1,632,462
Deferred rent	1,789,630	2,210,174
Deferred income taxes payable	—	289,482
Long-term lease obligations	23,062,240	23,265,309

Total long-term liabilities	26,269,199	27,397,427

Total liabilities	41,789,090	65,439,996

Commitments and contingencies
Stockholders' equity:
Undesignated capital stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 27,303,041 and 27,587,547 shares issued and outstanding, respectively	273,030	275,875
Additional paid-in capital	95,218,903	97,654,310
Retained earnings	73,140,087	89,535,882
Accumulated other comprehensive income (loss)	(49,739)	(79,658)

Total stockholders' equity	168,582,281	187,386,409

Total liabilities and stockholders' equity	$210,371,371	$252,826,405

The accompanying notes are an integral part of these financial statements.

PEC SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2002	2003	2004
Revenues	$182,184,922	$172,043,014	$202,694,958

Operating costs and expenses:
Direct costs	107,277,020	102,362,227	126,655,992
General and administrative expenses	33,888,208	35,546,407	40,929,939
Sales and marketing expenses	5,372,359	5,361,109	5,923,289
Goodwill and intangible amortization	768,948	850,794	1,763,492

Total operating costs and expenses	147,306,535	144,120,537	175,272,712

Operating income	34,878,387	27,922,477	27,422,246
Investment and other income	1,385,961	2,328,165	1,833,114
Interest expense	(226,867)	(2,654,398)	(2,677,427)

Income before income taxes	36,037,481	27,596,244	26,577,933
Provision for income taxes	13,783,916	10,355,467	10,161,103

Net income	$22,253,565	$17,240,777	$16,416,830

Earnings per share:
Basic	$0.84	$0.64	$0.60

Diluted	$0.75	$0.58	$0.57

The accompanying notes are an integral part of these financial statements.

PEC SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Retained Earnings
	Shares	Par Value				Total
Balance, December 31, 2001	26,109,649	$261,096	$83,581,888	$(215)	$34,584,761	$118,427,530
Issuance of common stock upon exercise of stock options, including tax benefit	566,163	5,662	4,858,785	—	—	4,864,447
Issuance of common stock through employee stock purchase plan	143,431	1,434	2,715,148	—	—	2,716,582
Common stock repurchased and retired	(26,678)	(267)	(84,573)	—	(792,683)	(877,523)
Comprehensive income:
Net income	—	—	—	—	22,253,565
Unrealized loss on securities, net of taxes	—	—	—	(40,879)	—
Total comprehensive income						22,212,686

Balance, December 31, 2002	26,792,565	267,925	91,071,248	(41,094)	56,045,643	147,343,722
Issuance of common stock upon exercise of stock options, including tax benefit	379,248	3,793	2,289,564	—	—	2,293,357
Issuance of common stock through employee stock purchase plan	140,714	1,407	1,917,459	—	—	1,918,866
Common stock repurchased and retired	(9,486)	(95)	(59,368)	—	(146,333)	(205,796)
Comprehensive income:
Net income	—	—	—	—	17,240,777
Unrealized loss on securities, net of taxes	—	—	—	(8,645)	—
Total comprehensive income						17,232,132

Balance, December 31, 2003	27,303,041	273,030	95,218,903	(49,739)	73,140,087	168,582,281
Issuance of common stock upon exercise of stock options, including tax benefit	144,054	1,441	982,424			983,865
Issuance of common stock through employee stock purchase plan	142,829	1,428	1,457,615			1,459,043
Common stock repurchased and retired	(2,377)	(24)	(4,632)		(21,035)	(25,691)
Comprehensive income:
Net income					16,416,830
Unrealized loss on securities, net of taxes				(29,919)
Total comprehensive income						16,386,911

Balance, December 31, 2004	27,587,547	$275,875	$97,654,310	$(79,658)	$89,535,882	$187,386,409

The accompanying notes are an integral part of these financial statements.

PEC SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net income	$22,253,565	$17,240,777	$16,416,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,675,287	2,800,266	2,703,987
Amortization of intangibles	768,948	850,794	1,763,492
Amortization of bond premium and discounts, net	(68,760)	227,258	218,281
Write-off of capitalized software	289,611	—	—
Deferred rent	417,414	448,837	399,344
Deferred income taxes	261,690	(84,967)	605,580
Bad debt expense	—	30,068	102,127
(Gain) loss from investment in building	85,423	(952,584)	(917,723)
Non-cash charge related to building	—	239,793	203,069
Other	1,877	14,527	42,586
Changes in operating assets and liabilities, excluding those acquired:
Accounts receivable	16,373,171	2,426,177	4,062,418
Other current assets	1,089,500	1,606,173	(13,547,768)
Other assets	(777,155)	(428,264)	(413,637)
Accounts payable and accrued expenses	4,395,542	(2,839,686)	1,532,358
Advance payments on contracts	(219,470)	(631,126)	(605,095)
Accrued payroll	(181,913)	(1,333,234)	10,500
Accrued vacation	376,700	277,314	(79,850)
Other current liabilities	(1,688,103)	229,094	11,074,837
Supplemental retirement program liability	202,858	452,853	214,750

Net cash provided by operating activities	12,509,843	20,574,070	23,786,086

Cash flows from investing activities:
Purchases of property and equipment	(2,869,847)	(1,289,591)	(984,929)
Purchases of short-term investments	(74,946,026)	(75,126,134)	(38,980,563)
Proceeds from sale of short-term investments	—	—	43,545,543
Proceeds from maturity of short-term investments	78,701,954	66,535,376	27,454,767
Investment in affiliate	(1,500,000)	—	—
Purchase of businesses, net of cash acquired	—	—	(83,845,579)
Purchase of assets	(5,866,842)	—	—
Capitalized software	(215,636)	(647,732)	(1,020,087)
Purchases of long-term investments	(13,739,214)	(19,864,221)	(13,616,366)
Proceeds from sale of long-term investments	—	—	32,599,578
Proceeds from maturity of long-term investments	2,069,013	9,043,105	—
Distributions from building investment	—	799,958	835,107
Other	25,909	96,149	6,245

Net cash used in investing activities	(18,340,689)	(20,453,090)	(34,006,284)

Cash flows from financing activities:
Proceeds from the issuance of common stock	4,624,894	4,011,465	2,417,216
Proceeds from the sale of subsidiary common stock	—	—	16,993,740
Payments on note payable and capital lease obligations	(53,613)	—	(16,900,527)

Net cash provided by financing activities	4,571,281	4,011,465	2,510,429

Net increase (decrease) in cash	(1,259,565)	4,132,445	(7,709,769)
Cash and cash equivalents at beginning of period	22,435,765	21,176,200	25,308,645

Cash and cash equivalents at end of period	$21,176,200	$25,308,645	$17,598,876

Income taxes paid	$12,509,015	$7,863,524	$10,175,142

Interest paid	$226,867	$2,654,398	$2,771,168

Non-cash transactions:
Mature common stock repurchased and retired in exchange for shares in cashless exercise of stock options	$877,523	$205,831	$25,691

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

        The Company's primary customers are executive agencies and departments of the Federal Government, the Federal Judiciary, and prime contractors to the United States government. The Company had no customers that accounted for 10% or more of revenues during 2004. For 2002, the Company's contracts and subcontracts were time and materials contracts (62%), fixed-price contracts (21%), and cost reimbursable contracts (17%). For 2003, these contracts and subcontracts were time and materials contracts (58%), fixed-priced contracts (24%), and cost-reimbursable contracts (18%). For 2004, these contracts and subcontracts were time and materials contracts (63%), fixed-priced contracts (16%), and cost-reimbursable contracts (21%).

Principles of Consolidation

        The consolidated financial statements include all majority-owned or controlled subsidiaries. All significant inter-company balances and transactions have been eliminated.

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

        In certain circumstances, revenues are recognized when contract amendments have not been finalized. Prior to agreeing to commence work directed by the customer and before receipt of the written modification or amendment to the existing contract, the Company performs an assessment of the probability of the modification being executed in a timely fashion and the Company's ability to subsequently collect payment from the customer.

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

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and in banks. The Company also considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of December 31, 2003 and 2004, cash equivalents included money market funds of approximately $13,530,203 and $381,780.

Concentration of Credit Risk

        At times during the year, the Company maintains cash balances at financial institutions in excess of Federal Deposit Insurance Corporation ("FDIC") limits. Management believes the risk in these situations to be minimal. In addition, the Company had cash balances of $13,530,203 and $381,780 held in money market funds at local financial institutions as of December 31, 2003 and 2004, respectively. The Company also held commercial paper, United States Treasury bills and municipal bonds in the amount of $76,993,686 and $25,685,927 as of December 31, 2003 and 2004, respectively. These funds are not insured by the FDIC.

Marketable Securities

        The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's marketable securities are categorized as available-for-sale and stated at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. Realized gains and losses and declines in values determined to be other than temporary, if any, are reported in other income or expense as incurred.

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

Buildings	40 years
Non-structural land improvements	15 years
Property and equipment	3 to 7 years
Leasehold improvements	Shorter of estimated useful life or lease term

        Emerging Issues Task Force (EITF) Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, is applicable to entities involved on behalf of an owner-lessor with the construction of an asset that will be leased when construction of the asset is completed. EITF Issue 97-10 requires the Company to be considered the owner (for accounting purposes) of these types of projects during the construction period. Based on EITF Issue 97-10, the Company was considered the owner of the corporate headquarters building during the construction period, and effectively a sale and leaseback of the building occurred when construction was completed and the lease term began. As a result of the Company's continued involvement in the LLC, the Company fails the sale-leaseback criteria of FAS 98, Accounting for Leases, and the building, and offsetting long-term lease obligation, must remain on the books. The building and lease obligation are being amortized to fair value at the end of the lease term, such that if the lease is not extended there will be no gain or loss upon lease termination.

Long-lived Assets

        The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on its most recent analysis, the Company believes that there was no impairment of its long-lived assets as of December 31, 2004.

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

Software Research and Development Costs

        The Company capitalizes research and development costs for marketable software incurred from the time the product is determined to be technologically feasible until it is available for sale. It has also acquired marketable software, which it has capitalized. Acquired software and software development costs are amortized and recorded as direct costs using the straight-line method over a period not to exceed three years. As of December 31, 2004, $3,459,801 was capitalized with an accumulated amortization balance of $1,408,480 and is included in other assets. Amortization expense of $363,945, $328,835, and $137,351 was recorded during 2002, 2003 and 2004 respectively.

Contract Advance Payments

        The Company invoices the Federal Government for some of its contracts based on provisional indirect cost rates. These invoiced amounts are adjusted when the actual rates have been determined by audit. Other Federal Government contracts are billed periodically, independent of the percentage of the contract actually completed, which, in some situations, results in funds being advanced to the Company in excess of amounts earned.

Common Stock Splits

        Effective January 1, 2000, in connection with its re-incorporation, the Company's common stock was split 3-for-1. Effective March 1, 2000, the Company's common stock was split 2-for-1. All prior share and per share information in the financial statements have been restated to give effect to these stock splits.

Stock-based Compensation

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based compensation. The Company has not voluntarily adopted this change. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. These amended disclosure requirements have been included below.

        In December 2004, the FASB also issued Statement No. 123 (Revised) "Share-Based Payment." This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Statement No. 123R ("SFAS 123R") is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In anticipation of the implementation of SFAS 123R the Company has accelerated the vesting of out-of-the-money stock options as of February 25, 2005, therefore these options will not be expensed in future periods. It is estimated that this will reduce the amount of compensation expenses we would otherwise have been obligated to recognize in connection with these options in future periods by approximately $8.4 million before taxes.

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

        This information and the assumptions used for 2002, 2003 and 2004 for the Company's stock option and stock purchase plans are summarized as follows:

	Stock Option Plan			Stock Purchase Plan
	2002	2003	2004	2002	2003	2004
Volatility	84.1-90.6%	84.1-90.1%	78.4-84.2%	64.7-76.5%	57.6-105.7%	32.9-43.1%
Risk-free interest rate	2.8-4.4%	2.8-3.3%	3.1-4.0%	1.2-1.8%	1.0%	1.7-2.6%
Dividend yield	0%	0%	0%	0%	0%	0%
Expected lives	4.4-5.0 years	5.0-6.0 years	6.0-6.6 years	0.5 years	0.5 years	0.5 years
Weighted average fair value per share at grant date	$13.86	$14.43	$9.29	$3.88	$3.20	$1.16

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

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan:

	Years Ended December 31,
	2002	2003	2004
Net income, as reported	$22,253,565	$17,240,777	$16,416,830
Pro forma compensation expense, net of tax	(3,172,722)	(4,893,392)	(4,488,041)

Pro forma net income	$19,080,843	$12,347,385	$11,928,789

Net income per share:
Basic—as reported	$0.84	$0.64	$0.60
Basic—pro forma	$0.73	$0.46	$0.44
Diluted—as reported	$0.75	$0.58	$0.57
Diluted—pro forma	$0.65	$0.41	$0.41

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

Reclassifications

        We made certain reclassifications in the prior year consolidated financial statements and the related notes to conform to the current presentation. These reclassifications included the following:

  •
  Cash and cash equivalents and short term investments were adjusted as of 12/31/03 to reflect the prior misclassification of short-term investments amounting to $5.7 million as cash equivalents. The adjustments are reflected in the Consolidated Balance Sheet and in the Consolidated Statements of Cash Flows.

  •
  Cash and cash equivalents and accounts receivable, net were adjusted at December 31, 2003 to reflect the misclassification of $2.4 million of cash payments in transit. The adjustments are reflected in the financial statements and related notes to the financial statements.

  •
  Accounts receivable, net and other current assets were adjusted at 12/31/03 to correct the misclassification of a non-trade receivable amounting to $411,000. The adjustments are reflected in the financial statements and related notes to the financial statements.

2.     Acquisitions

        On May 28, 2004, the Company acquired all of the outstanding common shares of Integrated Information Technology Corporation ("IITC"). The results of IITC's operations have been included in the consolidated financial statements since that date. IITC derives revenues from providing satellite communications engineering and information technology solutions to the Federal Government. The aggregate purchase price was $34.0 million, including acquisition costs of $0.8 million. The purchase was an all cash transaction. Approximately $6.0 million is being held in escrow until certain conditions of the sale are met.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The fair value of the assets acquired and liabilities assumed has been based on preliminary estimates, and may be revised when remaining aspects of the purchase price allocation have been finalized.

At May 28, 2004
(Dollars in thousands)
Current assets, including cash of $1,575	$8,326
Property and equipment	297
Intangible assets	7,600
Goodwill	22,618
Other assets	154

Total assets acquired	38,995

Current liabilities	4,968
Long-term liabilities	23

Total liabilities assumed	4,991

Net assets acquired	$34,004

        The $7.6 million of acquired intangible assets was assigned to customer contracts and related relationships with a weighted-average useful life of 7.0 years. The transaction resulted in $22.6 million of goodwill, all of which is deductible for tax purposes.

        On September 9, 2004, the Company acquired all of the outstanding common shares of AC Technologies, Inc. ("ACT"). The results of ACT's operations have been included in the consolidated financial statements since that date. ACT specializes in providing software engineering and networking services to the Federal Government. The aggregate purchase price was $51.4 million, including acquisition costs of $4.7 million. The purchase price included $16.9 million of cash used to retire ACT debt. The purchase was an all cash transaction. Approximately $6.6 million is being held in escrow until the conditions of the sale are met.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The fair value of the assets acquired and liabilities assumed has been based on preliminary estimates, and may be revised when remaining aspects of the purchase price allocation have been finalized.

At September 9, 2004
(Dollars in thousands)
Current assets, including cash of $33	$11,261
Property and equipment	366
Intangible assets	6,400
Goodwill	39,325
Other assets	34

Total assets acquired	57,386
Current liabilities	22,908
Long-term liabilities	22

Total liabilities assumed	22,930

Net assets acquired	$34,456

        The $6.4 million of acquired intangible assets was assigned to customer contracts and related relationships with a weighted-average useful life of 7.0 years. The transaction resulted in $39.3 million of goodwill, all of which is deductible for tax purposes.

        Unaudited pro forma results of operations as if the acquisitions had occurred at the beginning of each period presented are as follows:

	Three Months Ended December 31, 2004	Year Ended December 31, 2004
	(in thousands except shares and per share)
Revenues	$62,606	$256,399

Net Income	$4,749	$17,806

Earnings per share:
Basic	$0.17	$0.65

Diluted	$0.16	$0.61

Weighted average shares used in computing earnings per share:
Basic	27,506	27,404

Diluted	29,243	29,056

	Three Months Ended December 31, 2003	Year Ended December 31, 2003
	(in thousands except shares and per share)
Revenues	$60,893	$241,291

Net Income	$4,866	$21,431

Earnings per share:
Basic	$0.18	$0.79

Diluted	$0.16	$0.72

Weighted average shares used in computing earnings per share:
Basic	27,204	27,086

Diluted	29,852	29,763

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

3.     Goodwill and Intangibles

        Prior to January 1, 2002, the Company amortized goodwill related to the Viking purchase on a straight-line basis over its estimated useful life of 5 years. Goodwill at December 31, 2001 was net of accumulated amortization of $961,296. The Company also recognized goodwill pursuant to its acquisitions of Troy in November 2001, Vector in June 2002, IITC in May 2004 and ACT in September 2004. These acquisitions have been accounted for as purchases pursuant to the guidance of Statement of Financial Accounting Standards No. 141 (FAS 141), Business Combinations. Therefore, goodwill of $9.9 million, $4.3 million, $22.6 million and $39.3 million, respectively, is not being amortized.

        The change in the carrying amount of goodwill for the year ended December 31, 2004 is as follows (in millions):

Balance as of December 31, 2003	$17.0
Goodwill acquired during the year	61.9

Balance as of December 31, 2004	$78.9

        Non-amortizable intangible assets at December 31, 2004, consist only of goodwill of $78,874,389. The Company's amortizable intangible assets include customer contracts and related relationships purchased in the acquisition of Troy on November 20, 2001;Vector on June 15, 2002; IITC on May 28, 2004; and ACT on September 9, 2004. The intangibles related to the Troy acquisition totaled $3,025,000 and are amortized on a straight-line basis over a 4.5 year period. The intangibles on the Vector purchase totaled $1,500,000 and are being amortized on a straight-line basis over an 8.4 year period. The intangibles on the IITC acquisition totaled $7,600,000 and are amortized on a straight-line basis over a 7.0 year period. The intangibles on the ACT acquisition totaled $6,400,000 and are amortized on a straight-line basis over a 7.0 year period. Total accumulated amortization as of December 31, 2003 and 2004 was $1,675,761 and $3,439,253, respectively.

        Amortization expense related to intangibles was $768,948, $850,794 and $1,763,492 for the years ended December 31, 2002, 2003 and 2004, respectively. Intangibles are amortized on a straight-line basis.

        Estimated amortization expense for each of the five succeeding calendar years based on the intangible assets as of December 31, 2004 is as follows in thousands:

Year ending December 31,	Amount
2005	$2,851
2006	2,459
2007	2,179
2008	2,179
2009	2,179

4.     Accounts Receivable

        Accounts receivable consisted of the following as of:

	December 31,
	2003	2004
Billed accounts receivable	$34,080,179	$51,380,829
Unbilled accounts receivable:
Amounts currently billable	12,033,614	12,286,123
Revenues recorded in excess of contract value or funding	4,775,812	897,975
Progress payments	(438,992)	(447,450)

	50,450,613	64,117,477
Allowance for doubtful accounts	(114,433)	(114,433)

Accounts receivable, net	$50,336,180	$64,003,044

        Unbilled accounts receivable currently billable consist of recognized recoverable costs and accrued profits on contracts for which billings had not been presented to clients as of the balance sheet date. Revenues recorded in excess of contract value or funding are billable upon receipt of contractual amendments. Management anticipates the collection of these amounts within 90 days of the balance sheet date. Payments to the Company on contracts with agencies and departments of the Federal Government are subject to adjustment upon audit by the Federal Government. PEC contracts are subject to audit for all years subsequent to 2002, IITC all years subsequent to 2001, and ACT contracts have not been audited. Management believes that audit adjustments, if any, on periods not yet audited, will not have a material effect on the financial statements.

        During 2003 the Company had one customer who accounted for more than 10% of revenue. For the year ended December 31, 2003, revenue from the Special Projects Division of the Drug Enforcement Agency was $17.6 million, and as of December 31, 2003, accounts receivable were $4.0 million.

        During 2004 the Company did not have any customers that accounted for more than 10% of revenue. The Company has a lawsuit pending against NCS Pearson, Inc. (Pearson) for the recovery of approximately $2.2 million of accounts receivable. For more discussion on this matter see footnote 15.

        The allowance for doubtful accounts reflects management's best estimate of probable losses based on historical experience, known troubled accounts and other currently available information. Allowances are established for specific receivables when deemed appropriate.

5.     Other current assets

        Other current assets consisted of the following:

	December 31,
	2003	2004
Accounts receivable-other	$426,948	$623,019
Prepaid expenses	929,722	1,392,413
Travel advances	12,625	100,516
Deferred income taxes-current	787,228	1,283,361
Escrow-amounts related to IITC and ACT acquisitions	—	12,615,738
Inventory	—	63,563
Other current assets	—	18,890

	$2,156,523	$16,097,500

6.     Property and Equipment

        Property and equipment consisted of the following as of:

	December 31,
	2003	2004
Leasehold improvements	$1,164,225	$1,218,611
Property and equipment	6,713,033	7,356,229
Software	894,678	1,303,017
Building	23,001,600	23,001,600

	31,773,536	32,879,457
Less: accumulated depreciation	(5,099,439)	(7,172,016)

	$26,674,097	$25,707,441

        Depreciation expense was $1,288,042, $2,469,768, and $2,565,266 for the years ended December 31, 2002, 2003, and 2004 respectively.

7.     Investments

        The Company has an ownership interest in an unconsolidated and affiliated company that owns an office building that the Company leases. The Company's net investments in and advances to this entity totaled $4.6 million at December 31, 2003 and 2004, respectively, which is included in Investments on the Consolidated Balance Sheet. Summarized financial information for this entity as of December 31, was as follows (in thousands):

	2003	2004
Current assets	$864	$647
Non-current assets	29,111	29,275
Current liabilities	218	188
Non-current liabilities	20,287	20,046
Gross revenue	3,320	3,345
Net gain (loss)	1,959	1,956

        The Company has applied equity accounting to its interest in the LLC. The accounting records of the LLC are consistent with the accounting of the Company. The Company recorded equity gains of approximately $853,000 for the year ended December 31, 2003, and equity gains of approximately $918,000 for the year ended December 31, 2004, which are included in investment and other income.

        The Company also invests in marketable securities classified as available for sale. As of December 31, 2004, the aggregate fair market value of those securities was $25.7 million. As of December 31, 2004, unrealized losses included in other comprehensive loss were $49,241 for the year. Proceeds from sales of securities during 2004 were $108.1 million with realized losses of $10,122. The Company recognizes gains and losses on the sale of securities using the specific identity method of accounting.

8.     Line of Credit

        The Company has a loan agreement with Bank of America, which provides for a line of credit with a limit of $10,000,000 at the one-month LIBOR rate plus 250 basis points per annum (3.6% and 4.9% as of December 31, 2003 and 2004, respectively). The line is collateralized by the assets of the Company. As of December 31, 2003 and 2004, there were no balances outstanding. The bank has issued Letters of Credit in the amount of $2,691,759 against the line of credit in lieu of rent deposits as of December 31, 2004. The agreement expires June 30, 2005.

9.     Other current liabilities

        Other current liabilities consisted of the following:

	December 31,
	2003	2004
Employee stock purchase plan	$9,883	$8,161
Amounts due related to IITC and ACT acquisitions	—	12,563,402
Employee benefits payable	64,424	376,045
Payroll taxes payable	520,462	602,310
Income taxes payable	568,636	—
Deferred rent-current portion	—	31,431
Capital lease payable-current portion	—	1,554
Other current liabilities	—	23,533

	$1,163,405	$13,606,436

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

        In January 2000, the Company established an employee stock purchase plan (the "Purchase Plan"). Under the Purchase Plan, employees, through payroll deductions, are granted options to purchase shares of common stock at a price no less than 85% of the fair market value of the common stock on the first or last trading day of each six month option period or the date the shares of common stock are purchased. There initially were 2,000,000 shares of common stock available for purchase under the Purchase Plan. There currently are 1,447,301 shares of common stock available for purchase under the Purchase Plan. On June 30, 2004, a total of 81,216 shares were issued under the plan at a price of

$10.34 per share. On December 31, 2004, a total of 61,613 shares were issued under the plan at prices ranging from $10.05 to $10.14 per share.

        The following table summarizes the Company's activity for all of its stock option awards granted under the Plans and the 2000 Plan:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price
Balance, December 31, 2001	4,343,922	$0.63-$23.30	$3.33
Granted	1,126,729	18.01-37.61	20.92
Exercised	(566,163)	1.68-37.61	4.93
Canceled	(61,868)	1.68-37.61	23.78

Balance, December 31, 2002	4,842,620	0.63-37.61	6.98
Granted	512,859	14.46-31.85	20.59
Exercised	(379,248)	2.04-29.90	5.23
Canceled	(197,949)	8.13-37.61	21.57

Balance, December 31, 2003	4,778,282	0.63-37.61	7.97
Granted	751,972	10.10-16.95	12.67
Exercised	(144,054)	0.63-12.00	4.05
Canceled	(192,960)	7.50-37.61	18.12

Balance, December 31, 2004	5,193,240	$0.86-37.61	$8.38

        The following table summarizes additional information about stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.86	396,996	1.0	$0.86	396,996	$0.86
$1.21	951,564	2.0	1.21	951,564	1.21
$1.85 to $3.12	1,451,862	3.6	2.55	1,451,862	2.55
$6.93 to $12.45	874,154	7.7	9.61	411,871	8.66
$14.46 to $20.05	1,266,221	8.0	17.29	274,000	18.12
$21.97 to $37.61	252,443	7.6	31.91	137,892	33.51

	5,193,240	5.1	$8.38	3,624,185	$5.06

        In anticipation of the implementation of SFAS 123R the Company has accelerated the vesting of out-of-the-money stock options as of February 25, 2005. Therefore, these options will not be expensed in future periods. It is estimated that this will reduce the amount of compensation expenses we would otherwise have been obligated to recognize in connection with these options in future years by approximately $8.4 million before taxes. This means there are an additional 1,346,744 options that are exercisable, if and when the price of the stock reaches the strike price of these options.

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

        Basic and diluted earnings per share for 2002, 2003, and 2004, were determined as follows:

	Year Ended December 31, 2002
	Net Income	Shares	Per Share
Basic EPS	$22,253,565	26,381,131	$0.84
Effect of dilutive options	—	3,113,089	(0.09)

Diluted EPS	$22,253,565	29,494,220	$0.75

	Year Ended December 31, 2003
	Net Income	Shares	Per Share
Basic EPS	$17,240,777	27,085,532	$0.64
Effect of dilutive options	—	2,677,683	(0.06)

Diluted EPS	$17,240,777	29,763,215	$0.58

	Year Ended December 31, 2004
	Net Income	Shares	Per Share
Basic EPS	$16,416,830	27,403,743	$0.60
Effect of dilutive options	—	1,652,249	(0.03)

Diluted EPS	$16,416,830	29,055,992	$0.57

        For the years ended December 31, 2002, 2003 and 2004, 138,316, 1,160,043 and 1,518,664 shares, respectively, attributable to outstanding stock options, were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

12.   Employee Benefit Plan

        During 1985, the Company established a qualified profit sharing plan in accordance with Section 401(k) of the Internal Revenue Service Code. Under the plan, the Company makes contributions out of profits of the Company based on an amount determined at the discretion of the Board of Directors. All employees, except interns and leased employees, are eligible to participate in the plan. Eligibility is restricted for new employees, who are not permitted to participate until the first day of the first calendar quarter following date of hire. The Company contributed $4.1 million, $2.6 million and $1.7 million for 2002, 2003 and 2004, respectively.

13.   Supplemental Retirement Program

        In December 1998, the Company adopted a funded Executive Supplemental Retirement Program for a select group of management or highly compensated employees. The program allows these employees to defer a portion of their salary and bonus. The Company has the option of adding additional amounts of deferred compensation at its sole discretion. The Company contributions are vested after five years. Employee deferrals were $109,029, $241,586 and $151,383 in 2002, 2003 and 2004, respectively. The Company contributed $164,083 and $137,500 to the program in 2002 and 2004. There were no Company contributions to the program in 2003.

14.   Income Taxes

        The provision for income taxes consisted of the following:

	Years Ended December 31,
	2002	2003	2004
Current:
Federal	$11,167,206	$8,739,792	$7,925,545
State	2,231,229	1,803,124	1,629,943

Total current	13,398,435	10,542,916	9,555,488

Deferred:
Federal	344,882	(167,707)	541,832
State	40,599	(19,742)	63,783

Total deferred	385,481	(187,449)	605,615

Provision for income taxes	$13,783,916	$10,355,467	$10,161,103

        Deferred tax assets were comprised of the following:

	Years Ended December 31,
	2002	2003	2004
Deferred tax assets (liabilities):
Accrued vacation	$640,924	$738,074	$1,232,048
Allowance for doubtful accounts	2,593	44,809	46,965
Property and equipment	(766,167)	(627,104)	(2,270,069)
Capital loss carryforward	7,948	—	—
Deferred rent	524,532	700,771	856,871
Net operating loss carryforward from acquired company (expiring beginning in 2012)	755,112	655,175	65,990
Deferred compensation	370,085	547,274	637,351
Investment in building partnership	(186,794)	(513,842)	370,419
Other	12,441	2,965	2,967

Total deferred tax assets, net	$1,360,674	$1,548,122	$942,542

        A reconciliation between the Company's statutory tax rate and the effective tax rate is as follows:

	Years Ended December 31,
	2002	2003	2004
Statutory Federal rate	35%	35%	35%
State income taxes, net of Federal benefits	4%	4%	4%
Federal tax-exempt interest income	(1)%	(1)%	(1)%

Effective tax rate	38%	38%	38%

15.   Commitments and Contingencies

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

        The Company leases office facilities and equipment under non-cancelable capital lease agreements, which expire in various years through 2018. The economic substance of such transactions is that the Company is acquiring assets using lease financing. The future minimum lease payments under capital leases as of December 31, 2004, are as follows:

Years Ended December 31,
2005	$2,557,227
2006	2,646,730
2007	2,739,365
2008	2,835,244
2009	2,934,477
Thereafter through December 31, 2018	31,491,024

Total minimum lease payments	45,204,067
Less: amount representing interest	(33,213,415)

Present value of net minimum lease payments	11,990,652
Less: current portion	—
Residual value	11,274,657

Long-term portion	$23,265,309

        At December 31, 2004, building, leasehold improvements and equipment under capital leases of $23,001,600, net of accumulated depreciation of $2,096,916, is included with property and equipment.

        The Company leases office facilities and equipment under non-cancelable operating agreements, which expire in various years through 2018. Future minimum lease payments under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2004 are as follows:

Years Ended December 31,
2005	$8,761,884
2006	8,070,402
2007	6,981,965
2008	6,853,846
2009	6,617,446
Thereafter	36,811,847

$74,097,390

        The total rental expense under operating leases was, $7,389,678, $7,482,054 and $8,252,978 for the years ended December 31, 2002, 2003 and 2004, respectively.

        During 2002, the Company subleased space in one of its facilities. Sublease rental income was $324,736 for the year ended December 31, 2002. The Company had no sublease income for 2003 or 2004.

        In the ordinary course of business, the Company may be party to various legal proceedings. In the opinion of management, the Company's liability, if any, in all pending litigation or other legal proceedings will not have a material effect upon the financial condition, results of operations or liquidity of the Company.

        On and after March 18, 2003, several purported class action complaints were filed against the Company and certain of its officers in the United States District Court for the Eastern District of Virginia. The complaints allege that between October 22, 2002 and March 14, 2003, the defendants made, or were aware of, false and misleading statements, which had the effect of inflating the market price of the Company's common stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints were consolidated into a single action on September 13, 2003. The class action was dismissed by the District Court on January 28, 2004. The plaintiffs filed an appeal with the U.S Court of Appeals for the Fourth Circuit on September 30, 2004. Oral arguments on the appeal were held on December 2, 2004, and we are awaiting the appellate court's decision. In addition, shortly after the class action complaints were filed a stockholder's legal counsel sent a letter of demand that the Board of Directors investigate the same charges addressed in the class action suit. In late 2003 the Board concluded, after its investigation and based on its business judgment, to reject the demand letter.

        On September 11, 2003, the Company instituted a lawsuit in the United States District Court of Minnesota against NCS Pearson, Inc. for improperly withholding the payment of funds owed to the Company under a subcontract. The Company was seeking recovery of $6.3 million in unpaid receivables plus interest and costs. On November 4, 2004, the District Court granted defendant's motion to stay the proceedings pending the outcome of dispute resolution procedures among NCS Pearson, PEC and the Government. The judge stated that NCS Pearson and PEC possessed a commonality of position against the Government and indicated that adjudication of PEC's claim was premature at that time. We appealed the stay to the U.S. Court of Appeals for the Eight Circuit. After the appeal was filed, in December 2004, NCS Pearson settled its dispute with the Government, and subsequently paid the Company approximately $4.1 million. On February 3, 2005, the Company filed a motion in the District Court asking the judge to lift the stay and reopen our case against NCS Pearson. A hearing was held on February 18, 2005 and we are waiting the judge's decision. On March 1, 2005, the Eighth Circuit granted our motion to hold the appeal in abeyance until it is determined whether the proceedings will resume at the District Court level.

16.   Recent Accounting Pronouncements

        In December 2004, the FASB also issued Statement No. 123(Revised) "Share-Based Payment." This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Statement No. 123R ("SFAS 123R") is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In anticipation of the implementation of SFAS 123R, the Company has accelerated the vesting of all out-of-the-money stock options as of February 25, 2005, therefore these options will not be expensed in future periods. It is estimated that this will reduce the amount of compensation expenses that the Company would otherwise have been obligated to recognize in connection with these options by approximately $8.4 million before taxes.

17.   Unaudited Selected Quarterly Financial Information

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenues	$43,466	$44,265	$43,295	$41,017

Operating income	$5,676	$7,633	$7,253	$7,361

Net income	$3,491	$4,638	$4,442	$4,671

Earnings per share:
Basic	$0.13	$0.17	$0.16	$0.17

Diluted	$0.12	$0.16	$0.15	$0.16

Weighted average shares used in computing earnings per share:
Basic	26,935	27,047	27,151	27,204

Diluted	29,925	29,491	29,978	29,852

2004
Revenues	$40,369	$44,504	$55,216	$62,606

Operating income	$6,013	$6,100	$7,398	$7,912

Net income	$3,588	$3,740	$4,341	$4,749

Earnings per share:
Basic	$0.13	$0.14	$0.16	$0.17

Diluted	$0.12	$0.13	$0.15	$0.16

Weighted average shares used in computing earnings per share:
Basic	27,307	27,341	27,460	27,506

Diluted	29,799	28,963	28,998	29,243

PEC Solutions, Inc.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

DESCRIPTION	BALANCE AT START OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED/ CREDITED TO OTHER ACCOUNTS	DEDUCTIONS		BALANCE AT END OF PERIOD
YEAR ENDED DECEMBER 31, 2002
Allowance for doubtful accounts	$324,746	$—	$—	$2,704	(1)	$322,042

YEAR ENDED DECEMBER 31, 2003
Allowance for doubtful accounts	$322,042	$—	$—	$207,609	(1)	$114,433

YEAR ENDED DECEMBER 31, 2004
Allowance for doubtful accounts	$114,433	$—	$—	$—		$114,433

(1)
Reflects amounts written off against the allowance and related accounts receivable accounts and settlement of doubtful accounts.

S-1