Form 10-K/A
period 2004-12-31
PEC SOLUTIONS INC
filed 2005-03-18
CIK 1103013

Use these links to rapidly review the document
PEC SOLUTIONS, INC. FISCAL YEAR 2004 FORM 10-K/A Table of Contents
PART III

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A*

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

* Amendments have been made to Recent Events and Legal Proceedings; the Cash Flow Statement to reflect a typographical error in 2002; and Exhibit 23.1 "Consent of Independent Registered Public Accounting Firm."

PEC SOLUTIONS, INC.
FISCAL YEAR 2004
FORM 10-K/A
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

        On March 18, 2005, the U.S. Court of Appeals for the Fourth Circuit affirmed the dismissal of the stockholder's class action lawsuit. For more discussion on this matter, see Item 3 "Legal Proceedings."

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

Item 3. Legal Proceedings.

        On and after March 18, 2003, several purported class action complaints were filed against us and certain of our officers in the United States District Court for the Eastern District of Virginia. The complaints allege that between October 22, 2002 and March 14, 2003, the defendants made, or were aware of, false and misleading statements which had the effect of inflating the market price of the Company's common stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints were consolidated into a single class action on September 13, 2003. The class action was dismissed by the District Court on January 28, 2004. The plaintiffs filed an appeal with the U.S. Court of Appeals for the Fourth Circuit on September 30, 2004. Oral arguments on the appeal were held on December 2, 2004, and on March 18, 2005, the Fourth Circuit affirmed the decision of the District Court. In addition, shortly after the class action complaints were filed, a stockholder's legal counsel sent a letter of demand that the Board of Directors investigate the same charges addressed in the class action suit. In late 2003 the Board concluded, after its investigation and based on its business judgment, to reject the demand letter.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This Management's Discussion and Analysis of Financial Condition and Results of Operation section includes "forward-looking statements," within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which we have little or no control. Forward-looking statements may be identified by words including "anticipate," "believe," "estimate," "expect" and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues from the U.S. Government and its agencies and departments (the "Government"), risks involved in contracting with government clients, difficulties we may have in attracting, retaining and managing professional and administrative staff, fluctuations in quarterly results, risks related to acquisitions, risks related to competition and our ability to continue to win and perform efficiently on government contracts, and other risks and factors identified from time to time in the reports we file with the U.S. Securities and Exchange Commission ("SEC"), including those identified under the caption "Risk Factors" in this Annual Report on Form 10-K/A. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

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

PEC SOLUTIONS, INC.
By:	/s/ DAVID C. KARLGAARD David C. Karlgaard, Ph.D., President and Chief Executive Officer
Date:	March 18, 2005

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

Name	Title	Date
/s/ DAVID C. KARLGAARD David C. Karlgaard, Ph. D.	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 18, 2005
/s/ STUART R. LLOYD Stuart R. Lloyd	Senior Vice President and Chief Financial Office, Treasurer and Director (Principal Financial and Accounting Officer)	March 18, 2005
/s/ PAUL G. RICE Paul G. Rice	President and Director	March 18, 2005
/s/ ALAN H. HARBITTER Alan H. Harbitter, Ph. D.	Chief Operating Officer and Director	March 18, 2005
/s/ FRANK J. CARR Frank J. Carr	Director	March 18, 2005

/s/ R. JERRY GROSSMAN R. Jerry Grossman	Director	March 18, 2005
/s/ ZIMRI C. PUTNEY Zimri C. Putney	Director	March 18, 2005
/s/ JOHN W. MELCHNER John W. Melchner	Director	March 18, 2005
/s/ B. GARY DANDO B. Gary Dando	Director	March 18, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
PEC Solutions, Inc.

        We have completed an integrated audit of PEC Solutions Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

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

PEC SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net income	$22,253,565	$17,240,777	$16,416,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,675,287	2,800,266	2,703,987
Amortization of intangibles	768,948	850,794	1,763,492
Amortization of bond premium and discounts, net	(68,760)	227,258	218,281
Write-off of capitalized software	289,611	—	—
Deferred rent	417,414	448,837	399,344
Deferred income taxes	261,690	(84,967)	605,580
Bad debt expense	—	30,068	102,127
(Gain) loss from investment in building	85,423	(952,584)	(917,723)
Non-cash charge related to building	—	239,793	203,069
Other	1,877	14,527	42,586
Changes in operating assets and liabilities, excluding those acquired:
Accounts receivable	(16,373,171)	2,426,177	4,062,418
Other current assets	1,089,500	1,606,173	(13,547,768)
Other assets	(777,155)	(428,264)	(413,637)
Accounts payable and accrued expenses	4,395,542	(2,839,686)	1,532,358
Advance payments on contracts	(219,470)	(631,126)	(605,095)
Accrued payroll	(181,913)	(1,333,234)	10,500
Accrued vacation	376,700	277,314	(79,850)
Other current liabilities	(1,688,103)	229,094	11,074,837
Supplemental retirement program liability	202,858	452,853	214,750

Net cash provided by operating activities	12,509,843	20,574,070	23,786,086

Cash flows from investing activities:
Purchases of property and equipment	(2,869,847)	(1,289,591)	(984,929)
Purchases of short-term investments	(74,946,026)	(75,126,134)	(38,980,563)
Proceeds from sale of short-term investments	—	—	43,545,543
Proceeds from maturity of short-term investments	78,701,954	66,535,376	27,454,767
Investment in affiliate	(1,500,000)	—	—
Purchase of businesses, net of cash acquired	—	—	(83,845,579)
Purchase of assets	(5,866,842)	—	—
Capitalized software	(215,636)	(647,732)	(1,020,087)
Purchases of long-term investments	(13,739,214)	(19,864,221)	(13,616,366)
Proceeds from sale of long-term investments	—	—	32,599,578
Proceeds from maturity of long-term investments	2,069,013	9,043,105	—
Distributions from building investment	—	799,958	835,107
Other	25,909	96,149	6,245

Net cash used in investing activities	(18,340,689)	(20,453,090)	(34,006,284)

Cash flows from financing activities:
Proceeds from the issuance of common stock	4,624,894	4,011,465	2,417,216
Proceeds from the sale of subsidiary common stock	—	—	16,993,740
Payments on note payable and capital lease obligations	(53,613)	—	(16,900,527)

Net cash provided by financing activities	4,571,281	4,011,465	2,510,429

Net increase (decrease) in cash	(1,259,565)	4,132,445	(7,709,769)
Cash and cash equivalents at beginning of period	22,435,765	21,176,200	25,308,645

Cash and cash equivalents at end of period	$21,176,200	$25,308,645	$17,598,876

Income taxes paid	$12,509,015	$7,863,524	$10,175,142

Interest paid	$226,867	$2,654,398	$2,771,168

Non-cash transactions:
Mature common stock repurchased and retired in exchange for shares in cashless exercise of stock options	$877,523	$205,831	$25,691

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

        On and after March 18, 2003, several purported class action complaints were filed against the Company and certain of its officers in the United States District Court for the Eastern District of Virginia. The complaints allege that between October 22, 2002 and March 14, 2003, the defendants made, or were aware of, false and misleading statements, which had the effect of inflating the market price of the Company's common stock, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaints were consolidated into a single action on September 13, 2003. The class action was dismissed by the District Court on January 28, 2004. The plaintiffs filed an appeal with the U.S Court of Appeals for the Fourth Circuit on September 30, 2004. Oral arguments on the appeal were held on December 2, 2004, and on March 18, 2005, the Fourth Circuit affirmed the decision of the District Court. In addition, shortly after the class action complaints were filed a stockholder's legal counsel sent a letter of demand that the Board of Directors investigate the same charges addressed in the class action suit. In late 2003 the Board concluded, after its investigation and based on its business judgment, to reject the demand letter.

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