Form 10-Q
period 2005-03-31
PEC SOLUTIONS INC
filed 2005-05-06
CIK 1103013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-0001

Form 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For The Quarter Ended March 31, 2005

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

As of May 6, 2005, 27,611,281 of the registrant’s Common Stock, par value $.01 per share, were outstanding.

PEC SOLUTIONS, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2005

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

PEC SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	As of March 31, 2005	As of December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,732	$17,599
Short-term investments	23,731	11,819
Accounts receivable, net	66,074	64,003
Other current assets	13,144	16,098
Total current assets	127,681	109,519

Property and equipment, net	25,166	25,707
Investments	6,687	18,522
Goodwill	78,871	78,874
Intangibles, net	14,373	15,086
Other assets	5,395	5,118
Total assets	$258,173	$252,826

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,707	$7,011
Accrued expenses	6,933	5,363
Advance payments on contracts	482	448
Accrued payroll	6,627	7,601
Accrued vacation	5,024	4,014
Other current liabilities	13,297	13,606
Total current liabilities	38,070	38,043

Long-term liabilities:
Supplemental retirement program liability	1,708	1,632
Deferred rent	2,289	2,210
Deferred income tax payable	656	290
Long-term lease obligation	23,298	23,265
Total long-term liabilities	27,951	27,397
Total liabilities	66,021	65,440

Commitments and contingencies

Stockholders’ equity:
Undesignated capital stock, 10,000,000 shares authorized	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 27,595,370 and 27,587,547 shares issued and outstanding, respectively	276	276
Additional paid-in capital	97,754	97,654
Retained earnings	94,227	89,536
Accumulated other comprehensive loss	(105)	(80)
Total stockholders’ equity	192,152	187,386
Total liabilities and stockholders’ equity	$258,173	$252,826

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share data)

	Three Months Ended
	March 31, 2005	March 31, 2004
	(Unaudited)
Revenues	$63,969	$40,369
Operating costs and expenses:
Direct costs	41,418	24,623
General and administrative expenses	12,453	8,495
Sales and marketing expenses	1,540	1,127
Amortization of intangibles	713	213
Total operating costs and expenses	56,124	34,458
Operating income	7,845	5,911
Investment and other income	529	499
Interest expense	(672)	(667)
Income before income taxes	7,702	5,743
Provision for income taxes	3,011	2,155
Net income	$4,691	$3,588
Earnings per share:
Basic	$0.17	$0.13
Diluted	$0.16	$0.12
Weighted average shares used in computing earnings per share:
Basic	27,591	27,307
Diluted	29,187	29,799

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ending
	March 31, 2005	March 31, 2004
	(Unaudited)
Cash flows from operating activities:
Net income	$4,691	$3,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	754	713
Amortization of intangibles	713	213
Amortization of bond premium and discounts, net	12	88
(Gain) loss on sale of assets	13	(4)
Deferred rent payable	79	95
Deferred income taxes	362	(106)
Bad debt expense	—	102
Gain from investment in building	(245)	(245)
Non-cash charge related to building	33	49
Changes in operating assets and liabilities:
Accounts receivable, net	(2,071)	(3,872)
Other current assets	3,426	(149)
Other assets	(69)	(57)
Accounts payable	(1,304)	(862)
Accrued expenses	1,570	—
Advance payments on contracts	35	248
Accrued payroll	(974)	(2,448)
Accrued vacation	1,010	568
Other current liabilities	(647)	2,274
Supplemental retirement program liability	74	43
Net cash provided by operating activities	7,462	238
Cash flows from investing activities:
Purchases of property and equipment	(125)	(293)
Proceeds from sale of property and equipment	—	4
Purchases of short-term investments	(4,066)	(13,023)
Proceeds from sale of short-term investments	3,900	12,006
Capitalized software	(309)	(43)
Purchase of long-term investments	—	(10,616)
Proceeds from sale of long-term investments	—	8,641
Distribution from building investment	172	101
Net cash used by investing activities	(428)	(3,223)
Cash flows from financing activities:
Proceeds from issuance of common stock	99	71
Net cash provided by financing activities	99	71
Net (decrease) increase in cash	7,133	(2,914)
Cash and cash equivalents at beginning of period	17,599	33,401
Cash and cash equivalents at end of period	$24,732	$30,487

Income taxes paid	$1,004	$12
Interest paid	$672	$667

See notes to consolidated financial statements.

PEC SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(Unaudited)

1.  Financial Statements

The accompanying financial statements, except for the December 31, 2004 balance sheet, are unaudited and have been prepared in accordance with accounting standards generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. In the opinion of management, all adjustments, consisting of normally recurring accruals, considered necessary for a fair presentation, have been included. It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements as of December 31, 2003 and 2004 and for each of the three years in the period ended December 31, 2004 included in the Company’s Form 10-K/A, as filed with the Securities and Exchange Commission on March 18, 2005. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the operating results to be expected for the full year. The financial statements for the period ended March 31, 2005 reflect the acquisitions of Integrated Information Technology Corporation (“IITC”) and AC Technologies, Inc. (“ACT”), on May 28, 2004, and September 9, 2004, respectively, and therefore, the results may not be meaningful when compared to the results for the period ended March 31, 2004.

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

In December 2004, the FASB also issued Statement No. 123 (Revised) “Share-Based Payment.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Statement No. 123R (“SFAS 123R”) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. In anticipation of the implementation of SFAS 123R the Company accelerated the vesting of out-of-the-money stock options as of February 25, 2005.  Therefore, these options will not be expensed in future periods. It was estimated that this would reduce the amount of compensation expenses we would otherwise have been obligated to recognize in connection with these options in future periods by approximately $8.4 million before taxes.

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

This information and the assumptions used for March 31, 2005 and 2004 for the Company’s stock option plan are summarized as follows:

	Stock Option Plan
	March 31,
	2005	2004
Volatility	75.1%	82.1-84.2%
Risk-free interest rate	3.81%	3.1-3.3%
Dividend yield	0%	0%
Expected lives	6.3 years	6.0-6.4 years
Weighted average fair value per share at grant date	$9.83	$12.22

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock option plan:

	Quarter Ended March 31,
	2005	2004
	(Dollars in thousands)
Net income, as reported	$4,691	$3,588
Pro forma compensation expense, net of tax	(5,624)	(1,572)
Pro forma net income	$(933)	$2,016

Net income (loss) per share:
Basic—as reported	$0.17	$0.13
Basic—pro forma	$(0.03)	$0.07
Diluted—as reported	$0.16	$0.12
Diluted—pro forma	$(0.03)	$0.07

3.  Accounts Receivable

Accounts receivable consist of the following as of:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Billed accounts receivable	$52,707	$51,381
Unbilled accounts receivable:
Amounts currently billable	12,756	12,286
Revenues recorded in excess of contract value or funding	1,207	898
Progress payments	(482)	(448)
	66,188	64,117
Allowance for doubtful accounts	(114)	(114)
Accounts receivable, net	$66,074	$64,003

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

During the quarter ended March 31, 2004, the Special Project Division of the Drug Enforcement Agency accounted for 11% of the Company’s revenue, or $4.6 million.  At March 31, 2004, there was $4.4 million due from the Special Project Division of the Drug Enforcement Agency.

During the quarter ended March 31, 2005, the Company did not have any one customer who accounted for more than 10% of revenue.

At March 31, 2004, accounts receivable included $6.3 million due from a subcontract for the Company’s biometric identification system.  The Company filed a lawsuit in Federal court against the prime contractor, NCS Pearson, in September 2003 to recover full payment on this receivable.  As of May 6, 2005, the Company has received $4.1million of this receivable and continues to pursue the balance of $2.2 million and expects to receive full payment.  See footnote 11 for further discussion.

4.  Net Income Per Share

Basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 were determined as follows:

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	(Dollars in thousands, except for per share amounts)
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$4,691	27,587,547	$0.17	$3,588	27,306,837	$0.13
Effect of dilutive options	—	1,599,122	(0.01)	—	2,492,001	(0.01)
Diluted EPS	$4,691	29,186,669	$0.16	$3,588	29,798,838	$0.12

For the quarters ended March 31, 2005 and 2004, 1,823,084 and 1,659,167 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

5. Acquisitions

On May 28, 2004, the Company acquired all of the outstanding common shares of Integrated Information Technology Corporation (“IITC”).  The results of IITC’s operations have been included in the consolidated financial statements since that date.  IITC derives revenues from providing satellite communications engineering and information technology solutions to the Federal Government.  The aggregate purchase price was $34.0 million, including acquisition costs of $.8 million.  The purchase was an all cash transaction.  Approximately $3.6 million is being held in escrow to be paid to IITC once certain conditions of the sale are met. These conditions are expected to be met by December 31, 2005.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The fair value of the assets acquired and liabilities assumed has been based on preliminary estimates, and may be revised when remaining aspects of the purchase price allocation have been finalized.

(Dollars in thousands)	At May 28, 2004
Current assets, including cash of $33	$8,326
Property and equipment	297
Intangible assets	7,600
Goodwill	22,614
Other assets	154
Total assets acquired	38,991
Current liabilities	4,968
Long-term liabilities	23
Total liabilities assumed	4,991
Net assets acquired	$34,000

The $7.6 million of acquired intangible assets was assigned to customer contracts and related relationships with a weighted-average useful life of 7.0 years.  The transaction resulted in $22.6 million of goodwill, all of which is deductible for tax purposes.

On September 9, 2004, the Company acquired all of the outstanding common shares of AC Technologies, Inc. (“ACT”).  The results of ACT’s operations have been included in the consolidated financial statements since that date.  ACT specializes in software engineering and networking services to the Federal Government.  The aggregate purchase price was $51.4 million, including acquisition costs of $4.7 million.  The purchase price included $16.9 million of cash used to retire ACT debt.  The purchase was an all cash transaction.  Approximately $6.6 million is being held in escrow to be paid to ACT once the conditions of the sale are met. These conditions are expected to be met by December 31, 2005.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The fair value of the assets acquired and liabilities assumed has been based on preliminary estimates, and may be revised when remaining aspects of the purchase price allocation have been finalized.

(Dollars in thousands)	At September 9, 2004
Current assets, including cash of $1,575	$11,261
Property and equipment	366
Intangible assets	6,400
Goodwill	39,325
Other assets	34
Total assets acquired	57,386
Current liabilities	22,908
Long-term liabilities	22
Total liabilities assumed	22,930
Net assets acquired	$34,456

The $6.4 million of acquired intangible assets was assigned to customer contracts and related relationships with a weighted-average useful life of 7.0 years.  The transaction resulted in $39.3 million of goodwill, all of which is deductible for tax purposes.

Unaudited pro forma results of operations as if the acquisitions had occurred at the beginning of each period presented are as follows:

(Dollars in thousands)	Three Months Ended March 31, 2005

Revenues	$63,969

Net Income	$4,691

Earnings per share:
Basic	$0.17
Diluted	$0.16

Weighted average shares used in computing earnings per share:
Basic	27,591
Diluted	29,187

(Dollars in thousands)	Three Months Ended March 31, 2004

Revenues	$61,621

Net Income	$5,075

Earnings per share:
Basic	$0.18
Diluted	$0.17

Weighted average shares used in computing earnings per share:
Basic	27,307
Diluted	29,799

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

6.  Other current assets

Other current assets consisted of the following:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Accounts receivable-other	194	623
Prepaid expenses	1,341	1,392
Travel advances	67	101
Deferred income taxes-current	1,295	1,283
Escrow-amounts related to IITC and ACT acquisition	10,246	12,616
Inventory	1	64
Other current assets	—	19
	$13,144	$16,098

7.  Goodwill and Intangible Assets

The Company has recognized goodwill related to its acquisitions of Viking Technology, Inc. (“Viking”), Troy Systems, Inc. (“Troy”), Vector Research, Inc. (“Vector”), IITC, and ACT.  Non-amortized intangible assets consist only of goodwill of $78.9 million.  The Company’s amortizable intangible assets include customer contracts and related relationships purchased in the acquisitions of Troy on November 20, 2001; Vector on June 14, 2002; IITC on May 28, 2004; and ACT on September 9, 2004.  The intangibles related to the Troy acquisition totaled $3.0 million and are amortized on a straight-line basis over a 4.5-year period.  The intangibles on the Vector purchase totaled $1.5 million and are being amortized on a straight-line basis over an 8.4-year period.   The intangibles on the IITC acquisition totaled $7.6 million and are being amortized on a straight-line basis over a 7.0-year period.  The intangibles on the ACT acquisition totaled $6.4 million and are being amortized on a straight-line basis over a 7.0-year period.  Total accumulated amortization as of March 31, 2005 was $4.1 million.  In accordance with the provisions of SFAS No. 142, the Company performed the appropriate annual impairment tests during the quarter ended March 31, 2005 related to its stated goodwill, and determined that there was no impairment loss.  Therefore, no change was made to the carrying amount of goodwill.

Amortization expense was $713,000 for the three months ended March 31, 2005 and $213,000 for the three months ended March 31, 2004.  Intangibles are amortized on a straight-line basis.

Estimated amortization expense for each of the five succeeding calendar years based on the intangible assets as of December 31, 2004 is as follows in thousands:

Year ending December 31,	Amount
(Dollars in thousands)
2005	$2,851
2006	2,459
2007	2,179
2008	2,179
2009	2,179

8.  Investments

The Company has an ownership interest in an unconsolidated and affiliated company that owns an office building that the Company leases.  For the three months ended March 31, 2005, the Company recorded income of $245,000 for its share of the affiliated company’s earnings and received cash distributions of $172,000 from the investment.  For the three months ended March 31, 2004, the Company recorded income of $245,000 and cash distributions of $101,000.

9. Other current liabilities

Other current liabilities consisted of the following:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Employees stock purchase plan payable	$344	$8
Amounts due related to IITC and ACT acquisitions	10,163	12,563
Employee benefits payable	510	376
Payroll taxes payable	891	602
Income taxes payable	1,361	—
Deferred rent-current portion	27	31
Capital lease-current portion	1	2
Other current liabilities	—	24
	$13,297	$13,606

10.  Other Comprehensive Loss

Other comprehensive loss, consisting of unrealized losses on securities, was $26,000 for the three months ended March 31, 2005 and $56,000 for the three months ended March 31, 2004.

11.  Contingencies

In the ordinary course of business, the Company may be party to various legal proceedings.  In the opinion of management, the Company’s liability, if any, in all pending litigation or other legal proceedings will not have a material effect upon the financial condition, results of operations or liquidity of the Company.

On September 11, 2003, the Company instituted a lawsuit in the United States District Court of Minnesota against NCS Pearson, Inc. for improperly withholding the payment of funds owed to the Company under a subcontract. The Company was seeking recovery of $6.3 million in unpaid receivables plus interest and costs. On November 4, 2004, the District Court granted the defendant’s motion to stay the proceedings pending the outcome of dispute resolution procedures among NCS Pearson, PEC and the Government. The judge stated that NCS Pearson and PEC possessed a commonality of position against the Government and indicated that adjudication of PEC’s claim was premature at that time. We appealed the stay to the U.S. Court of Appeals for the Eight Circuit. After the appeal was filed, in December 2004, NCS Pearson settled its dispute with the Government, and subsequently paid the Company approximately $4.1 million. On February 3, 2005, the Company filed a motion in the District Court asking the judge to lift the stay and reopen our case against NCS Pearson.   On April 5, 2005, the District Court vacated its own November 4, 2004 order and granted our motion to recommence proceedings.  The Eighth Circuit, on March 30, 2005, granted our motion to dismiss our appeal of the November 4, 2004 order, without prejudice, for lack of jurisdiction.  On April 5, 2005, the District Court ordered a recommencement of proceedings and vacated its November 4, 2004 order.  A settlement conference before a court magistrate is scheduled for June 16, 2005.

12.  Subsequent Events

As described in the Company’s Schedule 14D-9, filed with the SEC on May 3, 2005, PS Merger Sub, Inc., (“Purchaser”)  a Delaware corporation and a wholly-owned subsidiary of Nortel Networks Inc., (“Nortel”) a Delaware corporation, has commenced a tender offer to purchase all of the outstanding shares of Company common stock at a purchase price of $15.50 per share, net to the seller in cash, without interest thereon, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated May 3, 2005, and the related Letter of Transmittal.  The tender offer is described in greater detail in the Tender Offer Statement on Schedule TO filed by Nortel and Purchaser with the SEC on May 3, 2005.

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

We derive substantially all of our revenues from fees for consulting services, primarily from contracts with the Federal Government. We generate these fees from contracts with various payment arrangements, including time and materials contracts, fixed-price contracts and cost-reimbursable contracts. During the three months ended March 31, 2005, revenues from these contract types were approximately 69%, 13% and 18%, respectively, of total revenues. During the three months ended March 31, 2004, revenues from these contract types were approximately 60%, 19% and 21%, respectively, of total revenues. We typically issue invoices monthly to manage outstanding accounts receivable balances. We recognize revenues on time and materials contracts based on actual hours delivered at the contracted billable hourly rate plus the cost of materials incurred.  We recognize revenues on fixed-price contracts using the percentage-of-completion method based on costs we incurred in relation to total estimated costs. However, if the contract has a service element, we recognize revenue for the service element on a straight-line basis over the term of the contract.  We recognize revenues on cost-type contracts to the extent of costs incurred plus a proportionate amount of fee earned.

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

Our historical revenue growth is attributable to various factors, including an increase in the size and number of projects for existing and new clients. Existing clients from the previous year generated in excess of 99% of our revenues in the three months ended March 31, 2005.

In the three months ended March 31, 2005, we derived approximately 25% of our revenues through relationships with prime contractors, which contract directly with the end-client and subcontract with us. In most of these engagements we retain full responsibility for the end-client relationship and direct and manage the activities of our contract staff.

Our most significant expense is direct costs, which consist primarily of project personnel salaries and benefits, and direct expenses incurred to complete projects. Our direct costs as a percentage of revenues are also related to the utilization rate of our consulting personnel. We manage utilization by frequently monitoring project requirements and timetables. The number of consulting personnel assigned to a project will vary according to the size, complexity, duration and demands of the project.   As of March 31, 2005, we had 1,740 personnel.

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

Investment and other income consists primarily of interest income earned on our cash, cash equivalents and marketable securities, and income from our investment in the limited liability company that owns the corporate headquarters office building.

Interest expense is primarily associated with the corporate headquarters office building.

Results of Operations

The following table sets forth certain financial data and such data as a percentage of revenues for the periods indicated. The period ended March 31, 2005, reflects the acquisitions of IITC and ACT on May 28, 2004, and September 9, 2004, respectively.

	Three Months Ended
	March 31, 2005	March 31, 2004
	(Dollars in thousands)
Statements of Income:
Revenues	$63,969	$40,369
Direct costs	41,418	24,623
Gross profit(a)	22,551	15,746
Other operating costs and expenses:
General and administrative expenses	12,453	8,495
Sales and marketing expenses	1,540	1,127
Amortization of intangibles	713	213
Total other operating costs and expenses	14,706	9,835
Operating income	7,845	5,911
Investment and other income	529	499
Interest expense	(672)	(667)
Income before income taxes	7,702	5,743
Provision for income taxes	3,011	2,155
Net income	$4,691	$3,588

As a Percentage of Revenues:

Revenues	100.0%	100.0%
Direct costs	64.7	61.0
Gross profit (a)	35.3	39.0
Other operating costs and expenses:
General and administrative expenses	19.5	21.0
Sales and marketing expenses	2.4	2.8
Amortization of intangibles	1.1	0.5
Total other operating costs and expenses	23.0	24.3
Operating income	12.3	14.7
Investment and other income	0.8	1.2
Interest expense	(1.1)	(1.7)
Income before income taxes	12.0	14.2
Provision for income taxes	4.7	5.3
Net income	7.3%	8.9%

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

Results of Operations for the Three Months Ended March 31, 2005 Compared with the Three Months Ended March 31, 2004

Revenues.  Revenues increased by 58.4% to $64.0 million for the three months ended March 31, 2005, from $40.4 million for the three months ended March 31, 2004.  Revenues benefited from the acquisitions of IITC and ACT during 2004.

Direct Costs. Direct costs increased by 68.3% to $41.4 million for the three months ended March 31, 2005, from $24.6 million for the three months ended March 31, 2004.  Direct costs increased as a percentage of revenues to 64.7% for the period ended March 31, 2005, from 61.0% for the period ended March 31, 2004.  This increase was principally attributable to the different cost models of IITC and ACT.

Gross Profit. Gross profit increased by 43.9% to $22.6 million in the three months ended March 31, 2005, from $15.7 million in the three months ended March 31, 2004. Gross profit as a percentage of revenues decreased to 35.3% in the three months ended March 31, 2005, from 39.0% in the three months ended March 31, 2004, because direct costs increased at a faster rate than revenues.

Gross profit was impacted as previously indicated by the difference in cost models of our acquired subsidiaries.

General and Administrative Expenses. General and administrative expenses increased 47.1% to $12.5 million in the three months ended March 31, 2005, from $8.5 million in the three months ended March 31, 2004.  Our total general and administrative headcount increased to 190 employees as of March 31, 2005, compared to 118 employees as of March 31, 2004.  This increase in headcount was principally related to the acquisitions of IITC and ACT in the second and third quarters, respectively, of 2004.  Retention bonuses related to the acquisitions of IITC and ACT amounted to approximately $0.5 million in the first quarter of 2005, with no such costs in the first quarter of 2004.

Sales and Marketing. Sales and marketing expenses increased 36.4% to $1.5 million in the three months ended March 31, 2005, from $1.1 million in the three months ended March 31, 2004.  The increase was principally related to the acquisitions of IITC and ACT in the second and third quarters, respectively, of 2004.

Amortization of Intangibles.  For the three months ended March 31, 2005, we incurred $0.7 million of amortization expense related to the $18.5 million of intangibles we recorded in connection with the value of contracts and customer relationships acquired in the November 2001 acquisition of Troy, the June 2002 acquisition of Vector, the May 2004 acquisition of IITC, and the September 2004 acquisition of ACT.  This compares to $0.2 million in the first quarter of 2004.

Operating Income. Operating income increased 32.2% to $7.8 million in the three months ended March 31, 2005, from $5.9 million in the three months ended March 31, 2004, due to the factors discussed above.

Investment and Other Income.  For the three months ended March 31, 2005, we earned $0.3 million of interest income, and had $0.2 million of income from our investment in our corporate headquarters building.   For the three months ended March 31, 2004, we had $0.3 million of interest income and net losses on sales of securities.  We also had a $0.3 million gain from the investment in our corporate headquarters building.

Interest Expense.  For each of the three months ended March 31, 2005 and 2004, we incurred interest expense of $0.7 million, principally related to our corporate headquarters building.

Liquidity and Capital Resources

We currently expect to meet our short-term and long-term cash requirements through funds generated from operations.  Net cash provided by operating activities was $7.5 million for the three months ended March 31, 2005. Cash provided by operating activities is primarily driven by net income, adjusted for working capital changes, which are principally changes in accounts receivable.

Net cash used by investing activities was $0.4 million for the three months ended March 31, 2005. During the three months ended March 31, 2005, we had $0.1 million of net purchases of property and equipment, $0.2 million of net short-term investments, and invested $0.3 million in capitalized software, while receiving $0.2 million of distributions from the investment in the entity that owns our headquarters building.  Investing activity is primarily driven by investments in short and long-term securities.

For the three months ended March 31, 2005, net cash provided by financing activities was $0.1 million and was primarily derived from payments received from employees in connection with the exercise of stock options.

We expect to retain future earnings, if any, for use in the operation and expansion of our business and at this time do not anticipate paying cash dividends.

We maintain a $10.0 million line of credit with Bank of America, bearing interest at the one-month LIBOR rate plus 250 basis points per annum, which expires on June 30, 2005.  As of March 31, 2005, we had no borrowings outstanding under the line of credit. As of March 31, 2005, we had outstanding $2.2 million in letters of credit in lieu of rent deposits.

Under some of our fixed-price contracts, we receive advance payments for work to be performed in future months. If we do not perform the work, the unearned portion of these advances will be returned to our clients. At March 31, 2005, our accounts receivable turnover rate, net of advance payments on contracts, was approximately four times a year.

Recent Accounting Pronouncements

In December 2004, the FASB also issued Statement No. 123(Revised) “Share-Based Payment.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Statement No. 123R (“SFAS 123R”) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. In anticipation of the implementation of SFAS 123R, the Company accelerated the vesting of all out-of-the-money stock options as of February 25, 2005, therefore these options will not be expensed in future periods. It was estimated that this would reduce the amount of compensation expenses that the Company would otherwise have been obligated to recognize in connection with these options by approximately $8.4 million before taxes.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

The foregoing Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q includes “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements are sometimes presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which we have little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect” and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to our future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include the concentration of our revenues from government clients, risks involved in contracting with the U.S. Government and with state and local governments, difficulties we may have in attracting, retaining and managing professional and administrative staff, fluctuations in quarterly results, risks related to acquisitions, risks related to competition and our ability to continue to win and perform efficiently on contracts, and other risks and factors identified from time to time in our reports filed with the SEC, including those identified under the section entitled “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2004 which hereby is incorporated by reference. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

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

Item 4.            Controls and Procedures

Our management under the direction and with the participation of David C. Karlgaard, our Chief Executive Officer, and Stuart R. Lloyd, our Chief Financial Officer, performed an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934).  Based on that evaluation, Messrs. Karlgaard and Lloyd concluded that as of March 31, 2005, our disclosure controls and procedures are effective.  There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II – OTHER INFORMATION

Item 1.            Legal Proceedings

On September 11, 2003, the Company instituted a lawsuit in the United States District Court of Minnesota against NCS Pearson, Inc. for improperly withholding the payment of funds owed to the Company under a subcontract. The Company was seeking recovery of $6.3 million in unpaid receivables plus interest and costs. On November 4, 2004, the District Court granted the defendant’s motion to stay the proceedings pending the outcome of dispute resolution procedures among NCS Pearson, PEC and the Government. The judge stated that NCS Pearson and PEC possessed a commonality of position against the Government and indicated that adjudication of PEC’s claim was premature at that time. We appealed the stay to the U.S. Court of Appeals for the Eight Circuit. After the appeal was filed, in December 2004, NCS Pearson settled its dispute with the Government, and subsequently paid the Company approximately $4.1 million. On February 3, 2005, the Company filed a motion in the District Court asking the judge to lift the stay and reopen our case against NCS Pearson. On April 5, 2005, the District Court vacated its own November 4, 2004 order and granted our motion to recommence proceedings.  The Eighth Circuit, on March 30, 2005, granted our motion to dismiss our appeal of the November 4, 2004 order, without prejudice, for lack of jurisdiction.  On April 5, 2005, the District Court ordered a recommencement of proceedings and vacated its November 4, 2004 order.  A settlement conference before a court magistrate is scheduled for June 16, 2005.

Item 2.            Changes in Securities and Use of Proceeds

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

As described in the Company’s Schedule 14D-9, filed with the SEC on May 3, 2005, PS Merger Sub, Inc., (“Purchaser”) a Delaware corporation and a wholly-owned subsidiary of Nortel Networks Inc., (“Nortel”) a Delaware corporation, has commenced a tender offer to purchase all of the outstanding shares of Company common stock at a purchase price of $15.50 per share, net to the seller in cash, without interest thereon, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated May 3, 2005, and the related Letter of Transmittal.  The tender offer is described in greater detail in the Tender Offer Statement on Schedule TO filed by Nortel and Purchaser with the SEC on May 3, 2005.

Item 6.    Exhibits

(a)   Exhibits

Number	Exhibit Description

3.1*	Certificate of Incorporation

3.2*	By-Laws

10.1**	Agreement and Plan of Merger, dated April 25, 2005, by and among Nortel Networks Inc., PS Merger Sub, Inc. and the Company

10.2**

Stockholder Agreement, dated April 25, 2005, by and among Nortel Nortel Networks Inc., PS Merger Sub, Inc., and David C. Karlgaard, the David C. Karlgaard Revocable Trust, the David C. Karlgaard and Marilyn E. Karlgaard Trust, the Karlgaard Family Foundation and the Karlgaard Charitable Remainder Trust

10.3**	Non-Competition and Commitment Agreement dated April 25, 2005, by and between the Company and David C. Karlgaard

10.4*	Employment Agreement between the Company and David C. Karlgaard, dated January 1, 2000

10.5***	Key Executive Severance Plan and Letter Agreement between the Company and David C. Karlgaard, dated July 23, 2003

10.6**

Stockholder Agreement, dated April 25, 2005, by and among Nortel Nortel Networks Inc., PS Merger Sub, Inc., and Paul G. Rice, the Paul G. Rice Grantor Retained Annuity Trust, and the Rice Family Foundation

10.7**	Non-Competition and Commitment Agreement dated April 25, 2005, by and between PEC Solutions, Inc. and Paul G. Rice

10.8*	Employment Agreement between the Company and Paul G. Rice, dated January 1, 2000

10.9***	Key Executive Severance Plan and Letter Agreement between the Company and Paul G. Rice, dated July 23, 2003

10.10**

Stockholder Agreement, dated April 25, 2005, by and among Nortel Nortel Networks Inc., PS Merger Sub, Inc., and Alan H. Harbitter, the Harbitter CRUT DTD 10 15 01, the Harbitter Family Foundation, and the Alan Harris Harbitter and Lisa Jan Harbitter Grantor Retained Annuity Trust

10.11**	Non-Competition and Commitment Agreement dated April 25, 2005, by and between PEC Solutions, Inc. and Alan H. Harbitter

10.12*	Employment Agreement between the Company and Alan H. Harbitter, dated January 1, 2000

10.13***	Key Executive Severance Plan and Letter Agreement between the Company and Alan H. Harbitter, dated July 23, 2003

10.14*	Employment Agreement between the Company and Stuart R. Lloyd, dated December 31, 1998, as amended September 30, 2003***

10.15***	Key Executive Severance Plan and Letter Agreement between Company and Christos Bratiotis, dated July 23, 2003

10.16	Key Executive Severance Plan and Letter Agreement between Company and Robert L. Veschi, dated April 4, 2005

10.17*	2000 Stock Incentive Plan

10.18*	2000 Employee Stock Purchase Plan

10.19*	Nonqualified Executive Supplemental Retirement Program Agreement dated December 1998

10.20*	1995 Nonqualified Stock Option Plan

10.21*	1987 Stock Option Agreement, as amended

10.22*****	Amended and Restated Bank of America Revolving Credit Note

10.25*****	Amended and Restated Bank of America Financing and Security Agreement

10.26****	Amended and Restated Operating Agreement of Building VII Associates L.C., by and among Building VII Investment, L.C., PEC Solutions, Inc. and Building VII, Inc. dated December 12, 2002

10.27******	Office Lease Agreement between the Company and Building VII Associates L.C., dated February 5, 2001, as amended****

10.28*	Office Lease Agreement between Building V Associates L.P. and the Company, dated April 1, 1998

10.29*	Office Lease Agreement between Building IV Associates L.P. and the Company, dated May 17, 1999, as amended******

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

*	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (No. 333-95331), as amended, and incorporated by reference herein.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2005 and incorporated by reference herein.

***	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 14, 2003 and incorporated by reference herein.

****	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the SEC on August 13, 2001 and incorporated by reference herein.

*****	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003 and incorporated by reference herein.

******	Filed as an exhibit to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2000, filed with the SEC on April 19, 2001 and incorporated by reference herein.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BY:	/s/ STUART R. LLOYD
Stuart R. Lloyd
Chief Financial Officer, Senior Vice President, Treasurer and Director (Principal Financial and Accounting Officer)

May 6, 2005